Form 10-Q
period 2013-09-30
STL Marketing Group, Inc.
filed 2013-11-21
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________

Commission File Number: 000-55013

STL MARKETING GROUP, INC.

(Exact name of Registrant as specified in its charter)

Colorado	20-4387296
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

10 Boulder Crescent, Suite 102

Colorado Springs, CO 80903

(Address of principal executive offices and zip Code)

(719) 219-5797

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 20, 2013, there were 139,223,524 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

3

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012

Assets

Current Assets
Cash	$93	$185
Prepaid expenses	299	399
Total Current Assets	392	584

Property and Equipment, net	7,886	10,060

Other Assets
Deposit for acquisition of STLK	-	25,000
Security deposits	4,533	4,533
Total Other Assets	4,533	29,533

Total Assets	$12,811	$40,177

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$786,781	$380,367
Accounts payable - related party	246,665	200,759
Due to related party	-	16,706
Notes payable - related party	73,949	76,874
Liability to be settled in stock	103,333	-
Notes payable, net of current maturities	117,100	50,000
Current maturities of convertible notes payable, net of discount	570,482	-
Derivative liabilities	2,441,505	-
Total Current Liabilities	4,339,815	724,706

Total Liabilities	4,339,815	724,706

Stockholders’ Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value, 1,800,000 Shares Authorized, 1,800,000 Shares Issued and 1,800,000 outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and 1,400,000,000 outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 139,223,524 Shares Issued and Outstanding at September 30, 2013, 100,200,000 Shares Issued and Outstanding at December 31, 2012	139,224	100,200
Additional paid in capital - Preferred Stock	(232,000)	(232,000)
Discount on Preferred Stock	(2,466,999)	(2,466,999)
Additional paid in capital - Common Stock	(223)	288,800
Deficit	(1,997,375)	-
Accumulated deficit during the development stage	(2,969,631)	(1,574,530)
Total Stockholders’ Deficit	(4,327,004)	(684,529)

Total Liabilities and Stockholders’ Deficit	$12,811	$40,177

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

					For the Period
					April 8, 2010
					(Date of Inception)
	For the Three Month Ended		For the Nine Month Ended		to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenues	$-	$-	$-	$-	$-

Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Compensation	57,500	69,489	172,500	184,489	736,701
Professional fees	31,249	12,890	164,345	41,431	881,475
Selling, general and administrative	64,406	45,653	204,782	207,367	432,131
Total operating expenses	153,155	128,032	541,627	433,287	2,050,307

Loss from operations	(153,155)	(128,032)	(541,627)	(433,287)	(2,050,307)

Other income (expense):
Interest expense	(19,767)	(552)	(45,881)	(1,651)	(53,006)
Interest expense - discount on notes	(115,143)	-	(246,229)	-	(246,229)
Change in fair value of derivative liabilities	(693,987)	-	166,078	-	166,078
Derivative expense	-	-	(727,442)	-	(727,442)
Loss on abandonment of land lease	-	-	-	-	(58,725)

Other income (expense) - net	(828,897)	(552)	(853,474)	(1,651)	(919,324)

Loss before income tax provision	(982,052)	(128,584)	(1,395,101)	(434,938)	(2,969,631)

Income tax provision	-	-	-	-	-

Net loss	$(982,052)	$(128,584)	$(1,395,101)	$(434,938)	$(2,969,631)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding	139,223,524	100,200,000	134,405,123	100,200,000

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Changes in Stockholders' Deficit

April 8, 2010 (Date of Inception) to September 30, 2013

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		Additional Paid-In Capital, Preferred	Discount on Preferred	Common Stock, Class B Par Value $0.001		Additional Paid-In Capital, Common		Accumulated Deficit during the development
	Shares	Amount	Shares	Amount	Stock	Stock	Shares	Amount	Stock	Deficit	stage	Total
Balance 4/8/2010	-	-					-	-			-	-
Founders Stock ($0.001 per share)			1,400,000,000	1,400,000	-	(1,399,000)		-				1,000
Shares of Class B Stock issued to service providers in exchange for services rendered ($0.002 per share)							100,000,000	100,000	119,000		-	219,000
Net Loss											(265,206)	(265,206)
Balance 12/31/2010	-	-	1,400,000,000	1,400,000	-	(1,399,000)	100,000,000	100,000	119,000	-	(265,206)	(45,206)

Preferred Stock issued for cash	1,800,000	1,800,000				(1,067,999)						732,001
Stock issuance costs, preferred stock ($0.41 per share)					(232,000)							(232,000)
Common stock issued for cash ($1.00 per share)							200,000	200	199,800			200,000
Stock issuance costs, common stock									(30,000)			(30,000)
Net Loss											(681,975)	(681,975)
Balance 12/31/2011	1,800,000	1,800,000	1,400,000,000	1,400,000	(232,000)	(2,466,999)	100,200,000	100,200	288,800	-	(947,181)	(57,180)

Net Loss											(627,349)	(627,349)

Balance 12/31/2012	1,800,000	1,800,000	1,400,000,000	1,400,000	(232,000)	(2,466,999)	100,200,000	100,200	288,800	-	(1,574,530)	(684,529)

Effect of merger and recapitalization							26,623,524	26,624	(101,623)	(1,997,375)		(2,072,374)
Purchase of Treasury Shares ($1.00 per share)							(200,000)	(200)	(199,800)			(200,000)
Stock issued for cash ($0.002 per share)							12,600,000	12,600	12,400			25,000
Net Loss											(1,395,101)	(1,395,101)
Balance 09/30/2013	1,800,000	1,800,000	1,400,000,000	1,400,000	(232,000)	(2,466,999)	139,223,524	139,224	(223)	(1,997,375)	(2,969,631)	(4,327,004)

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

			April 8, 2010
			(Date of Inception)
	For the Nine Months Ended		to
	September 30, 2013	September 30, 2012	September 30, 2013

Cash Flows From Operating Activities:
Net loss	(1,395,101)	(434,937)	(2,969,631)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,174	6,227	15,856
Stock based compensation	5,000	-	225,000
Amortization of debt discount	246,229	-	246,229
Change in fair value of derivative liabilities	(166,078)	-	(166,078)
Derivative expense	727,442	-	727,442
Loss on abandonment of land lease	-	-	58,725
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	100	(50)	(299)
Security deposits	-	-	(4,533)

Increase (decrease) in:

Accounts payable and accrued liabilities	262,355	221,859	642,722
Accounts payable - related party	45,906	127,273	246,665
Net Cash Used in Operating Activities	(271,973)	(79,628)	(977,903)

Cash Flows From Investing Activities:
Cash acquired in merger	1,131	-	1,131
Net proceeds from disposition of land lease	-	-	67,500
Cash payment for land lease	-	-	(135,000)
Purchase of property and equipment	-	-	(14,967)
Deposit for acquisition	-	-	(25,000)
Loan to related party	13,675	34,802	13,675
Net Cash Provided by (Used in) Investing Activities	14,806	34,802	(92,661)

Cash Flows From Financing Activities:
Proceeds from notes	-	-	50,000
Proceeds from related party notes	-	35,828	95,428
Repayment of related party notes	(2,925)	(4,679)	(21,479)
Proceeds from related party loans	-	-	16,706
Proceeds from issuance of preferred stock	-	-	732,001
Stock issuance costs, preferred stock	-	-	(232,000)
Proceeds from issuance of common stock	25,000	-	225,000
Stock issuance costs, common stock	-	-	(30,000)
Proceeds from convertible notes	235,000	-	235,000
Net Cash Provided by Financing Activities	257,075	31,149	1,070,656

Net change in cash	(92)	(13,677)	92

Cash at beginning of period	185	26,960	-

Cash at end of period	93	13,283	92

Supplemental disclosure of non-cash investing and financing activities:

As part of the reverse merger, the Company acquired the following assets and liabilities:

Cash	$1,131	$-
Convertible Debt, Net of Discount	$324,523	$-
Accounts Payable & Accrued Liabilities	$144,059	$-
Promissory Notes	$17,100	$-
Liability to be settled in stock	$98,333	$-
Derivative Liability	$1,445,141	$-

See accompanying notes to the Condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

STL Marketing Group, Inc.

On October 15, 2012, STL Marketing Group, Inc. (“STLK”) entered into a merger agreement Versant Corporation, a Delaware corporation (“Versant”). The agreement consisted of $75,000 for the Series A and C Preferred Stock. On January 23 and January 29, the respective Boards of Versant and STLK respectively approved the Share Exchange Plan (“SEP”). As a result of the Share Exchange Plan, on February 4, 2013: (1) the STL Marketing holders of Preferred A and Preferred C Series stock, returned their shares to Treasury for the reclassification and restructuring of these shares; (2) STLK’s Preferred Series A, B and C were restructured and amended to reflect the SEP agreed to by the companies; (3) Versant Class X shareholders exchanged their Versant Corporation shares for 1,400,000,000 Preferred Series B STLK Stock; (4) Versant Class A shareholders exchanged their Versant shares for 1,800,000 Preferred Series A Convertible STLK Stock; (5) of Versant’s Common Stock shareholders, 200,000 shares ($200,000 value) received convertible notes in STLK and the remaining 3 shares ($219,000 value) received 100,000,000 restricted common stock; (6) Versant issued 7,500,000 Class B, Common Shares to STL Marketing Group, granting them 100% of the common shares in Versant. Upon finalization of the merger the accounting acquirer held 1,501,800,324 shares or 98.26% of the combined entity and the legal acquirer held 26,623,524 shares of 1.74% of the combined entity. Prior to the merger the STL Class A and Class C Preferred Series stock had 5,068,390 votes (99.57%) out of the possible 5,090,013,524.

STL Marketing Group, Inc. was a “shell company” prior to the Merger and did not conduct an active trade or business. From and after the consummation of the Merger on February 4, 2013 STL Marketing Group, Inc.’s primary operations consisted of the business and operations of Versant Corporation. Because STL Marketing Group, Inc. was a shell company at the time of the Merger; we filed a general form for registration under Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with STL Marketing Group, Inc. as the acquirer. The consolidated financial statements of STL Marketing Group, Inc. for the fiscal years ended December 31, 2013 represent a continuation of the financial statements of Versant Corporation, with one adjustment, which is to retroactively adjust the legal capital ofVersant Corporation to reflect the legal capital of STL Marketing Group, Inc.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is our opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012 and 2011, together with Management’s Discussion and Analysis, as contained in the Form 10 filed on July 30, 2013. The financial information as of December 31, 2012 is derived from the audited financial statements for the year ended December 31, 2012. The interim results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any future interim periods.

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Energia Renovable Versant SRL (ER) (1)	Costa Rica	November 2010	100%

V Tres Bache SRL (V3) (2)	Costa Rica	November, 2010	100%

Versant Corporation (VC) (3)	Delaware	April, 2010	100%

(1)	ER was incorporated to establish renewable energy wind parks in Costa Rica. ER is the sole stockholder of V3.

(2)	V3 was incorporated to build and operate the first energy development on the Bache site.

(3)	VC was incorporated as the original US holding company for the wind development in Costa Rica.

All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Fair Value of Financial Instruments

The fair value of our financial assets and liabilities reflects our estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of our assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

The following are the major categories of liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities

Level 1
None	$-	$-	$-	$-

Level 2
None	-	-	-	-

Level 3
Derivative Liabilities	-	2,441,505	-	-

	$-	$2,441,505	$-	$-

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable inputs used in the fair value measurements is the expected volatility assumption. A significant increase (decrease) in the expected volatility assumption could potentially result in a higher (lower) fair value measurement.

Long-Lived Assets

We review property and equipment, long-term prepayments and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the years/periods presented.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, which ranges from three to seven years.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Research and Development

Research and development is expensed as incurred.

Advertising Costs

We expense advertising costs in the period in which they are incurred. For the nine months ended September 30, 2013 and 2012, advertising expenses totaled approximately $0 and $0 respectively.

Share Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants warrants and restricted stock grants are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in general and administrative expense in the consolidated statement of operations. We have applied fair value accounting and the related provisions of Accounting Standards Codification (“ASC”) 718 for all share based payment awards. The fair value of share-based payments is recognized ratably over the stated vesting period. In the event of termination, we will cease to recognize compensation expense.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the nine months ended September 30, 2013 and 2012. The Company believes that all prior periods are still subject to examination by tax authorities.

Net Loss per Common Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.

Since the Company reflected a net loss for the nine months ended September 30, 2013 and 2012, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Common stock equivalents are as follows:

	September 30, 2013	December 31, 2012

Convertible Debt	225,919,572	-
Liability to be settled in common stock (1)	3,117,482	-
Liability to be settled in common stock (exercise price $0.01/share) (2)	9,320,229	-
Common stock equivalents	238,357,283	-

(1)	Fair value was $43,333 at September 30, 2013 and $0 at December 31, 2012. See Note 6.

(2)	Fair value was $60,000 at September 30, 2013 and $0 at December 31, 2012. See Note 6.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012. Adoption of this ASU did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to the financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under International Financial Reporting Standards (IFRS). ASU 2013-01 is effective for all entities (public and private) for the fiscal years beginning on or after January 1, 2013, and interim periods within. Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements. The adoption of this ASU did not have a material effect on the Company’s financial position, results of operations or cash flows.

Other Recently Issued, but Not Yet Effective

Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Note 2 – Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,395,101 and net cash used in operations of $271,973 for the nine months ended September 30, 2013. The Company has a deficit accumulated during the development stage of $2,969,631 and a working capital deficit of $4,339,423 at September 30, 2013. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity raises.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment are as follows:	September 30, 2013	December 31, 2012

Furniture and fixtures	$4,909	$4,909
Machinery and equipment	7,551	7,551
Leasehold improvements	2,507	2,507
	14,967	14,967
Accumulated depreciation and amortization	(7,081)	(4,907)
Property and equipment - net	$7,886	$10,060

Depreciation expense for the nine months ended September 30, 2013 and 2012 and for the period from April 8, 2010 (inception) through September 30, 2013 was $2,173, $2,173 and $7,081, respectively.

Note 4 – Due From Investment Bank

In April 2011, the Company engaged a Costa Rican investment bank, as its exclusive agent to advise the Company on the structuring of corporate openness and equity placement. During 2012 the Company entered into a dispute with the investment bank. The Company contends that the investment bank retained more than the fee allowed by the contract on the sale of equity securities (the “Closings”) that took place during the period April 2011 through December 2011. At September 30, 2013 and December 31, 2012, the Company believes they are owed $195,400 and $195,400, respectively, from the investment bank relating to excess fees withheld from the Closings. Due to the uncertainty surrounding the recoverability of the funds from the investment bank the Company has recorded a full allowance against the receivable. This amount has been recorded in additional paid in capital in the statement of stockholders equity. If the company wins the dispute and actually recovers the funds it will be recorded to additional paid in capital.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Note 5 – Notes Payable

	September 30, 2013	December 31, 2012
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. This note is in default.	$50,000	$50,000

In March 2011, a third party loaned the Company $11,500 under a demand note bearing interest from 8-10% per year. This note was acquired in the merger and is in default.	11,500	-

In December 2011, third parties loaned the Company $5,600 under demand notes bearing a 10% late fee. This note was acquired in the merger and is in default.	5,600	-

In February 2013, the Company executed a promissory note in the principal amount of $50,000, bearing an interest rate of 18%. The payment terms involve two payments of $25,000 each. This note is currently in default.	50,000	-

	$117,100	$50,000

Note 6 – Liability to be Settled in Stock

In March of 2008, the Company entered into an asset purchase agreement to purchase certain tangible and intangible assets for $65,000 in STLK common stock. As of September 30, 2013 and December 31, 2012, a liability totaling $43,333 and $0 respectively, exists related to these unissued shares. This liability was acquired in the merger.

In August 2012, the Company executed a consulting agreement with a third party to provide various services. Under the terms of the agreement, the consultant will be paid $10,000 per month for 6 months in the form of free trading shares. The share total is computed as follows:

●	Earned compensation will accrue interest at 6%; and

●	Accrued compensation will be convertible at a discount of 70% to market, based upon the average of the lowest 3 closing bid prices of the 20 days preceding any conversion

At September 30, 2013, the Company had recorded the entire $60,000, yet remains outstanding and available to be converted. This liability was acquired in the merger.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Note 7 – Convertible Notes Payable

(A)	Convertible Notes Payable

At September 30, 2013 and December 31, 2012, convertible debt consisted of the following:

	September 30, 2013	December 31, 2012
Convertible into 50% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in July 2008 ($75,000), November 2008 ($100,000) and February 2010 ($15,000). These notes were acquired in the merger and are currently in default.	$190,000	$-

Convertible into 50% of the five day average closing bid prices immediately preceding conversion. This note matured in July 2008. This note was acquired in the merger and is currently in default.	50,000	-

Convertible into 10% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. This note matured in March 2008. This note was acquired in the merger and is currently in default.	40,000	-

Convertible into 75% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in May and June of 2010. These notes were acquired in the merger and are currently in default.	25,000	-

Convertible into 50% of the average of the lowest three closing prices during the 10 trading days immediately preceding conversion. Notes mature in July 2013 – May 2014. $47,000 of principal balance is in default.	492,000	-

	$797,000	$-

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at conversion prices and terms discussed above. The Company classifies embedded conversion features in these notes as a derivative liability due to the discount to market feature, which could require a settlement in shares that cannot be determined until such conversions occur. The Company may not be able to determine if sufficient authorized shares exist in connection with contemplated conversions, which requires liability classification.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity

Convertible Debt Balance as of December 31, 2012	-
Convertible Debt acquired in merger	305,000	6% - 10%	Due on Demand (in Default)
Convertible Debt acquired in merger	52,000	8%	July 1, 2013 – December 14, 2013 ($47,000 of balance is in default)

Borrowings during the period ended September 30, 2013	440,000	8%	October 24, 2013 –May 30, 2014

Convertible Debt Balance as of September 30, 2013	797,000

Debt Discount	(226,518)

Convertible Debt Balance as of September 30, 2013 net	$570,482

(B)	Debt Discount

During the nine months ended September 30, 2013 and 2012, the Company recorded debt discounts totaling $435,000 and $0, respectively.

The debt discounts pertain to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value.

The Company amortized $246,229 and $0 during the nine months ended September 30, 2013 and year ended September 30, 2012, respectively, to interest expense.

	September 30, 2013	December 31, 2012

Debt Discount	$492,000	$-
Amortization of debt discount	(265,482)	-

Debt discount - net	$226,518	$-

Note 8 – Derivative Liabilities

Derivative liability - December 31, 2012	-
Derivative liabilities acquired in merger	1,445,141
Fair value mark to market adjustment for convertible instruments	(166,078)
Fair value at the commitment date for convertible instruments	1,162,442
Derivative liability - September 30, 2013	$2,441,505

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

The Company records debt discount to the extent of the gross proceeds raised, any excess amount is recorded as a derivative expense. The Company recorded a derivative expense of $727,442 and $0 for the nine months ended September 30, 2013 and 2012.

The Company uses the Black-Scholes model to estimate the fair value of its derivative liabilities at the end of each quarterly reporting period. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2013:

	Commitment Date	Remeasurement Date

Expected dividends:	0%	0%
Expected volatility:	364% - 414%	161% - 263%
Expected term:	0.75 - 1 year	0.01 - 0.66 year
Risk free interest rate:	0.11% - 0.14%	0.03% - 0.10%

Note 9 – Related Party Transactions

(A)	Accounts Payable – Related Party

As of September 30, 2013 and December 31, 2012 the Company had accounts payable due to board members and companies owned by board members of $246,665 and $200,759. During the period April 8, 2010 through September 30, 2013, management and board members have been loaning money to the Company, paying expenses on behalf of the Company and deferring consulting fees.

(B)	Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the period ending September 30, 2013 and September 30, 2012 the amounts were $112,500 and $112,500 respectively.

(C)	Notes Payable – Related Parties

The Company executed various promissory notes to related parties since inception. No new notes were issued for the period ending September 30, 2013.

The notes had the following range of terms:

●	Maturing in 3 months to 1 year;
●	Non-interest bearing
●	Unsecured
●	Default interest rate at 6%, per annum;

During the period/year ended September 30, 2013 and December 31,2012, the Company repaid $2,925 and $7,933 respectively leaving a balance of $73,949 and $76,874 respectively.

The Company is currently in default on several of these notes.

Debt under these obligations at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012

Notes payable	$73,949	$76,874
Less: Current maturities	(73,949)	(76,874)
Notes payable, net of Current maturities	$-	$-

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Note 10 – Retirement Plan

401(k)

The Company provided a 401(k) employee savings and retirement plan (the “Plan”). The Plan covered all employees who have completed six months of consecutive service with 160 hours monthly or have completed one year of service. The Company matched 100 percent of a participant’s elective deferrals that do not exceed 3 percent of the participant’s compensation, plus 50 percent of the participant’s elective deferrals that exceed 3 percent of the participant’s compensation, but do not exceed 5 percent of the participant’s compensation. Total contributions by the Company to the Plan were $0, $4,650, and $12,349 for the nine months ended September 30, 2013 and 2012 and for the period April 8, 2010 (inception) through September 30, 2013, respectively.

Note 11 – Foreign Operations

Costa Rica

Operations outside the U.S. include subsidiaries in Costa Rica. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. These subsidiaries are still in the development stage and have not generated any revenues.

The consolidated financial statements of the Company’s subsidiary, located in Costa Rica, are translated from colones, its functional currently, into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the exchange rate in effect at the reporting date, and all revenue and expenses are translated at the month-end exchange rate. The effects of translating the financial statements of the foreign subsidiary into U.S. dollars are reported as a cumulative translation adjustment, a separate component of the accumulated other comprehensive income (loss) in the consolidated statements of the shareholders’ equity (deficit). Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations. The amount of foreign currency transaction gains and losses and translation adjustments were de minimis during the period ended September 30, 2013.

Note 12 – Stockholders Deficit

Common Stock has 2,600,000,000 shares authorized at $0.001 par value. Subject to the foregoing provisions, dividends may be declared on the Common Stock, and each Share of Common Stock shall entitle the holder thereof to one vote in all proceedings in which action shall be taken by stockholders of the Corporation.

Class A Preferred –

Series A Convertible Preferred Stock has 1,800,000 shares authorized and issued, with a $1.00 par value, with each share of the Series B Preferred Stock to have the following rights and privileges:

1.	Voting Rights. Each share of the Series A Preferred Stock shall have a one vote per share and the holder(s) of the Series A Preferred Stock shall have the right to vote with the holders of the Company’s Common Stock on all matters that are submitted to the Company’s stockholders.

2.	Dividend Rights. Each share of the Series A Preferred Stock shall be entitled to a 10% preferred annual dividend on Par ($0.10 per share) non-cumulative on any dividends, whether ordinary or liquidating that may be declared or paid by this Company.

3.	Sinking Fund. No sinking fund shall be established in connection with the retirement of the Series A Preferred Stock.

4.	Conversion Rights. At the option of the holder of the Series A Preferred Stock, each share of the Series A Preferred Stock may be converted into the Company’s Common Stock at no discount to average trading price ten days prior to conversion at any time and from time to time after March 1. 2018.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Class B Preferred –

Series B Preferred Stock has 1,400,000,000 shares authorized and issued, with a $0.001 par value, with each share of the Series B Preferred Stock to have the following rights and privileges:

1.	Voting Rights. Each share of the Series B Preferred Stock shall have a 1.6 vote right per share.

2.	Dividend Rights. Each share of the Series B Preferred Stock shall be entitled to any non-preferred dividends, whether ordinary or liquidating, that may be declared or paid by this Company.

3.	Sinking Fund. No sinking fund shall be established in connection with the retirement of the Series B Preferred Stock.

4.	Conversion Rights. The Series B Preferred Stock shall not be entitled to convert into shares of the Company’s Common Stock at anytime.

5.	Restricted. Series B Preferred Stock shall be restricted from being traded publicly, sold in part, transferred, encumbered or otherwise put at risk. The stock may be sold only if 100% of the Company is sold to a qualified party that can maintain the legal requirements for renewable energy generation in Costa Rica or if the laws in Costar Rica change allowing this block to be released.

Class C Preferred –

Series C Preferred Stock has 125,000 shares authorized, with a $0.001 par value, with each share of the Series C Preferred Stock to have the following rights and privileges:

1.	Voting Rights. Each share of the Series C Preferred Stock shall have no voting rights.

2.	Dividend Rights. Each share of the Series C Preferred Stock shall not be entitled to any dividends, whether ordinary or liquidating, that may be declared or paid by this Company.

3.	Sinking Fund. No sinking fund shall be established in connection with the retirement of the Series C Preferred Stock.

4.	Conversion Rights. At the option of the holder of the Series C Preferred Stock, each share of the Series C Preferred Stock may be converted into the Company’s Common Stock at a 50% discount to the average of the lowest three (3) trading prices daily volume weighted average prices in the ten trading days immediately prior to the date upon which the convertible preferred stock is converted.

Note 13 – Commitments and Contingencies

Agreements with Placement Agents and Finders

In April 2011, the Company engaged, a Costa Rican investment bank, as its exclusive agent to advise the Company on the structuring of corporate openness and equity placement with the following terms:

●	To assist the Company in connection with a best efforts private placement of up to $9.5 million of the Company’s equity and/or debt securities

●	Compensation – a fee in an amount equal to 5% of the aggregate gross proceeds raised

A former principal member of the board of directors of the Company is an employee of the investment bank.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

During the year ended December 31, 2011 the Company paid the investment bank fees of $262,000. The Company is disputing $195,400 of these fees. (See Note 4)

Operating Leases

On November 1, 2010, the Company began leasing office space in Colorado Springs. The lease has a three year term. Monthly rent begins at $568 per month and increases over the term of the lease. The Company is also responsible for paying a share of the landlord’s property operating costs. Lease was through 11/14/13 and has been renewed for an additional three years.

On February 19, 2011, the Company began leasing mixed use space in Costa Rica. The lease has a three year term. monthly rent begins at $1,800 per month and increases over the term of the lease. This lease expires in February 2014.

On October 1, 2011, the Company began a virtual office lease. The lease had a one year term and renews automatically. Monthly rent begins at $199 per month and increases over the term of the lease.

Rent expense amounted to $33,480, and $29,534 for the period ending September 30, 2013 and September 30, 2012, respectively and was included in selling, general and administrative expenses in the consolidated statements of operations.

Future minimum lease payments under these operating leases are approximately as follows:

Period Ending September 30,
2013	$11,093
2014	29,111
2015	18,691
2016	19,312
Total	$78,207

Litigations, Claims and Assessments

The Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. Other than the litigation with Costa Rican Investment Bank, as discussed in Note 4, the Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Note 14 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were available to be issued to determine if they must be reported. The Management of the Company determined that there are certain reportable subsequent events to be disclosed as follows.

On October 9, 2013, the Company signed an agreement with Iconic Holdings LLC for an Equity Line of Credit of up to five million dollars ($5,000,000). This line of credit will only be available upon a subsequent registration of the Company’s shares with the SEC, in which the Company signed a convertible note with a $27,500 value to cover the cost associated with the subsequent filings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by STL Marketing Group, Inc. (“STL” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Form 10, filed with the SEC on July 30, 2013, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

Our business is the sale of electricity we generate to a government owned utility company. A power purchase agreement is normally negotiated prior to the construction of a facility such as our proposed wind form in order to secure a market for the future output of a planned facility such as ours. The company has negotiated key terms and conditions of a proposed power purchase agreement (the “Power Purchase Agreement” or “PPA”) with in off-taker (a buyer of a resource to purchase/sell portions of a producer’s future production). The Company has maintained a small operating budget during the pre-Power Purchase Agreement process and plans to continue to operate with this efficiency until the project begins the planning & construction phase. Once the design and planning phase begins, the Company anticipates using particular vendors that the Company believes will be able to provide the necessary deliverables in hopes of ensuring a smooth project roll out. We intend to have the overall management, oversight and financial functions of the project handled in-house throughout the life of the Power Purchase Agreement.

The Company maintains and constantly updates various key items in its assumptions, as well as the project timelines. This process allows us to maintain the financial projections, time frames and costs under constant supervision. Based on the current timelines, the Company hopes to begin operating the wind farm within eighteen months of executing the PPA. The signature of the PPA is the most critical milestone for the Company, with it the Company will be able to move forward with the development of the wind park. Currently the approval process and the signature of the PPA is in its final stages and we anticipate signing the PPA before the end of the 2013 fiscal year end.

Once the PPA is signed, the Company should move into the development stage for the wind park. Once the wind park is completed sales will be guaranteed for the term of the contract, which is currently proposed as twenty-five (25) years. There will be no competition for the Company once the PPA is signed as our contract covers our entire production and the Buyer is committed to buying this electricity over the term. Additionally, each government utility in Costa Rica (our customer) has exclusive territory to its client base by law.

Our estimated working capital requirements (not including construction) over the twelve months after the signature of the PPA is $1,250,000. These funds are necessary to ensure the timely achievement of critical milestones necessary for the successful development of the wind park, including, but not limited to the following:

No	Description	Estimated Cost
1	Completion of Environmental Studies	$125,000
2	Engineering/ Design of Wind Park	$450,000
3	Interconnection Study	$30,000
4	Legal (WTG negotiation & contract, O&M contract, Insurance)	$250,000
5	Fund Raising Travel Expenses	$25,000
6	Administration & Operations	$370,000
	Total	$1,250,000

The Company has several options it is reviewing and analyzing for short-term and long term funding. The Company will seek to raise the bulk of its capital requirements through an offering its common stock once the PPA is signed. There are no assurances that such capital will be available on favorable terms or at all. The Company estimates that $1,250,000 would be sufficient to ensure the final studies and engineering is completed, as the Company seeks to secure the full amount required for the development of the wind park.

Critical milestones for the development of the wind park, outside of the above required work include:

Description	Estimated Costs
Permitting	$400,000
Construction of Wind Park	$9,600,000
Sub-Station Construction	$4,000,000
Wind Turbine Generators	$43,000,000
Total	$57,000,000

The Company received a letter of interest (the “Letter of Interest”) from the Export-Import Bank of the United States (“Ex-Im”) for $60,000,000. The Letter of Interest is not a guaranteed commitment to capital but rather an outline for potential funding upon the Company meeting certain requirements. Ex-Im requires approximately 17% in private equity to secure the necessary low interest, long-term loans to develop the wind park. The Company has raised over $1,600,000 in the last two fiscal years and is currently seeking an additional $10,000,000 in equity financing. If the Company is able to raise such capital, it is anticipated that Ex-Im can provide up to approximately $57,000,000 in additional debt financing. This is more than the Company expects that it will need, but provides additional security in case of delays and cost overruns.

The Company has already decided, as required by the Ex Im, to hire the wind turbine manufacturer (e.g.- General Eclectic, Vestas etc) to handle the Operations & Management of the wind park once operational. This will allow the Company to focus on overall customer relations and top-level oversight, handling only financial and executive functions. Costs for operations and management are have been factored into the Company’s costs for the wind park.

The lack of funding at any stage potentially delays the development of the wind farm and adds costs as the Company’s operations continue. There are no assurances that the Company can raise either equity or debt financing on favorable terms or at all. If Company is unable to raise such funds it may need to cease operations.

Results of Operations for the three months ended September 30, 2013 and 2012

For the three months ended September 30, 2013 and 2012, the Company reported a net loss of $(982,052) and $(128,584), respectively. The change in net loss between the periods ended September 30, 2013 and 2012 was primarily attributed to increased liabilities due to the merger between STL Marketing Group, Inc. and Versant Corporation.

Operating expenses increased by 19% during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The $25,123 increase in operating expenses is primarily attributed to the following changes in operating expenses: decrease in compensation of $11,989 due to the cancellation of the Company’s retirement account, increase in professional fees of $18,359 related to SEC filing requirements, and an increase in general and administrative of $18,753 related to travel and marketing.

The Company is still a development stage company and therefore has no revenues to date.

Results of Operations for the nine months ended September 30, 2013 and 2012

For the periods ended September 30, 2013 and 2012, the Company reported a net loss of $(1,395,101) and $(434,938), respectively. The change in net loss between the periods ended September 30, 2013 and 2012 was due to the merger between STL Marketing Group Inc. and Versant Corporation. This attributes to an increase in interest expense and amortization of debt discount of $290,459, financing fees related to derivative liabilities of $727,442, as well as a decrease in change in derivative liabilities of $166,078.

Operating Expenses increased by 25% during the period ended September 30, 2013, as compared to the period ended September 30, 2012. The $108,340 increase in operating expenses is primarily attributable to the increase in professional fees of $122,914, due to items related to the Company’s registration with the SEC.

The Company is still a development stage company and therefore has no revenues to date.

Liquidity and Capital Resources

As of September 30, 2013, we had a working deficit of $4,339,423 as compared to December 31, 2012 of $724,122, an increase of $3,615,301. The increase in working deficit for the period ended September 30, 2013, is primarily attributed to an increase in the Company’s liabilities related to accrued payables and expenses of $406,414, liability to be settled in stock of $103,333, derivative liabilities of $2,441,505, additional convertible notes of $570,482.

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012, was $(271,973) and $(79,628), respectively. The Net Loss for the nine months ended September 30, 2013 and 2012 was $(1,395,101) and $(434,937), respectively.

Net cash provided by investing activities for the nine months ended September 30, 2013 was $14,806, as compared to the nine months ended September 30, 2012 was $34,802. The Company received cash of $1,131 from merger of STL Marketing Group, Inc. and Versant Corporation and paid cash of $13,675 for a loan to related party.

Net cash provided by all financing activities for the nine months ended September 30, 2013 was $257,075, as compared to $31,149 for the nine months ended September 30, 2012. During the nine month period ended September 30, 2013, the Company sold 12,600,000 shares of common stock for net proceeds of $25,000, sold notes for the proceeds of $235,000 and made payments to the Company’s outstanding notes of $2,925. During the nine months ended September 30, 2012, the Company sold notes and loans for the net proceeds of $35,828 and made payments to the Company’s outstanding notes of $4,679.

The estimated working capital requirement for the next twelve months is $1,250,000 with an estimated burn rate of $104,000 per month. The Company continues to proceed with the required field studies and engineering needed on the wind park.

Over the next twelve months the Company anticipates executing its Power Purchase Agreement, pursuing debt financing for approximately $45,000,000 and raising an estimated $10,500,000 of private equity to develop the first wind park on the site. Such financing would help the Company eliminate its existing debt to and help ensure all studies and necessary environmental, engineering and legal work estimated at $1,000,000 is required to ensure the timely installation of the wind turbine generators.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $1,395,101 and $271,973, respectively, for the nine months ended September 30, 2013.

The ability of the Company to continue its operations is dependent on Management’s plans to raise capital sufficient to fund operations. Management’s plans include the raising of capital through debt and or equity markets with some additional funding through convertible notes. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance its operations and its milestones. There can be no assurance that financing will be available or that the Company will be able to achieve its milestones.

Our auditors have expressed substantial doubt about the Company’s ability to continue as a “going concern”. The Company estimates that is has sufficient capital for operations through fiscal year ended 2013. The Company plans to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that it will be under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may need to cease operations or seek protection under bankruptcy laws. These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going concern”. Our ability to continue status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations. If we continue incurring losses and fail to achieve profitability, we may have to cease our operations. Our business plan may not be successful in addressing these issues.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence, the fair value of share-based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based employee compensation. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock based compensation expenses are included in cost of goods sold or Selling, general and administrative expenses, depending on the nature of the services provided, in the Statement of Operations.

When computing fair value of share based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

●	The expected warrant term is the contractual term of the warrant.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as filed under the Form 10, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10, filed with the SEC on July 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities for the quarter ended September 30, 2013 .

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STL Marketing Group, INC.

Date: November 21, 2013	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

