Form 10-K
period 2013-12-31
STL Marketing Group, Inc.
filed 2014-04-15
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

STL MARKETING GROUP, INC.
(Exact name of registrant as specified in its charter)

Colorado	000-55013	20-4387296
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

10 Boulder Crescent, Suite 102

Colorado Springs, CO 80903

(Address of Principal Executive Offices)

(Former name or former address, if changed since last report)

(719) 219-5797

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, based on a closing price of $0.01 was approximately $392,235. As of April 15, 2014, the registrant had 153,121,630 shares of its common stock, 0.001 par value per share, outstanding.

Documents Incorporated By Reference: None.

STL MARKETING GROUP, INC.

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

ITEM 1. BUSINESS.

General Information

Our business address is 10 Boulder Crescent, Suite 102, Colorado Springs, CO 80903. Our telephone number is (719) 219-5797 and our Internet website address is www.StlMarketingGroup.com. The information contained in, or that can be accessed through, our website is not part of this registration statement.

History

STL Marketing Group, Inc. (the “Company,” “our Company,” “we,” “us,” “our,” or “STLK,” was incorporated under the laws of the State of Colorado on February 16, 1999 under the original name of Fountain Colony Ventures, Inc. Fountain Colony Ventures, Inc. changed its name to SGT Ventures, Inc. in March 2006. In June 2006, SGT Ventures, Inc. changed its name to Stronghold Industries, Inc.. On October 30, 2007, Stronghold Industries, Inc. entered into a share purchase and exchange agreement with Image Worldwide, Inc. The Company name was officially changed with the Secretary of State to Image Worldwide, Inc. (“Image Worldwide”) on November 21, 2007. In 2008, Image Worldwide concentrated its business activities on helping clients create, market and promote their brands and image in print, online and at live events. Image Worldwide entered into a share exchange agreement with St. Louis Packaging Inc. on January 31, 2009. In April 2009, the Company changed its name to STL Marketing Group, Inc. On December 1, 2009, the Company sold majority of the STL Brands to Alliance Creative Group, Inc. In March of 2011, the Company entered into a distribution agreement with United Fuel Savers and purchased land in Texas for a potential business opportunity. On October 15th, 2012, the Company agreed to merge with Versant Corporation. On February 4, 2013 the Company entered into a share exchange agreement with Versant whereby Versant became the Company’s wholly owned operating subsidiary. The transaction is being accounted for as a reverse merger. Accordingly, the historical financial information going forward will be that of Versant Corporation and subsidiaries.

This is the current corporate organization:

STL Marketing Group, Inc. has been trading on the OTC Market Pink Sheets under the symbol ‘STLK’ since April 2009.

OVERVIEW OF OUR BUSINESS

STL Marketing Group, Inc. (OTC: STLK), (the “Company”) is a Colorado corporation seeking to provide wind energy to the Costa Rican government from a wind power generation plant the Company intends to build and operate pursuant to a PPA (as defined below) which the Company expects to execute in 2014. The Company has two wholly owned subsidiaries in Costa Rica that handle the development of the business and are expected to operate the power generation plant within the country. Energia Renovable Versant SRL (“ERV”) is a 100% owned subsidiary and is used as a holding company for potential future operating companies. ERV intends to consolidate common tasks for the operating companies in Costa Rica. VTRES BACHE SRL (“VTRES”) is 100% owned by ERV. VTRES is the legal entity that will operate the first proposed wind farm (“BACHE”) on the site known as “Personna” in Costa Rica. BACHE, located on Personna, is approximately 20 km due east of La Cruz, Costa Rica just north of Route 4 and approximately 10 km due south of the Nicaraguan border. These entities would then be managed by the Costa Rican holding company ERV.

Under its exclusive, long term land arrangement, the Company is seeking to develop BACHE, its first field of 37.5 MW on 270 hectares, on the site known as “Personna”. It has also received up to three (3) hectares for the substation site/ facilities.

Additionally, the Company is considering expanding its business operations into the sale and distribution of electrical distribution equipment in the US market as well as the manufacture and sale of IP equipment. This possible expansion may diversify the potential revenue stream.

Energy Market in Costa Rica

Costa Rica is in need of inexpensive energy sources, as it does not possess any petroleum or coal and its natural gas reserves are, as of yet, largely untapped. As a result of this lack of petroleum, Costa Rica has had to develop new sources of renewable energy. As stated in the article, Environmental Entrepreneurs Update June 28, 2007, President Aims for Carbon Neutrality, Costa Rica already uses hydroelectric and geo thermal methods and, in 2007, set 2021 as the year it becomes carbon neutral. According to The Delhi Planet, Being Carbon Neutral- What It Means And Whats Being Done, July 16, 2018 , “In 2004 itself , 46.7% of Costa Rica’s primary energy came from renewable sources, while 94% of its electricity was generated from hydroelectric power, wind farms and geothermal energy in 2006. In fact Costa Rica is so pro-active about being carbon neutral that there is a 3.5% tax on gasoline in the country which is used for payments to compensate landowners for growing trees and protecting forests ..”

Based on the experience of our Chairman as the previous Chief Executive Officer and Chairman of Grupo ICE, Costa Rica’s predominant electric generator and biggest distributor of electricity, the Company believes, that as much as 90% of the country’s hydroelectric facilities are reaching their useful life (50 years) and will need replacement or major maintenance. We believe this will place a serious burden on the country’s electric providers, as it will take much needed infrastructure investment away from new developments. This is already taking place, placing a greater emphasis and strain on the country’s petroleum-based 200 MW facility (“Garabito”).

Based on Grupo ICE’s public reports and our Chairman’s knowledge we believe that Costa Rica is 8-10 years behind in developing the necessary electrical infrastructure to maintain pace with its needs. We believe the largest State Owned Enterprise in electricity generates about $1 billion per year in revenue, however, over the past few decades, funds have been diverted to other governmental priorities. This has left the electrical development unfunded and the electrical projects are large, cumbersome and time consuming. We believe this infrastructure delay is based on the projected investment requirement of $10 billion for electric generation alone over the next decade. According to the Business Wire article titled Fitch Affirms Instituto Costarricense de Electridad’s Ratings at BB+; Outlook Stable, The Instituto Costarricense de Electricidad (“ICE”) is the largest power generator and electric distribution utility company in the country. ICE’s role is to develop, operate and ensure that telecommunications and electric service and distribution are provided to the Country. ICE is a State Owned Enterprise.

We believe ICE’s current legal framework allows it to invest about $850 million per year for its core businesses (based on current revenues). This means that about $350 million per year is allocated for electric generation (the remainder is split between electrical distribution- $150 million- and telecommunications- $350 million). We believe this leaves the government with an approximate, and very conservative, shortfall of $5 billion for electric generation in the next decade ($10 billion in required investment, less $350 million in electric generation plus $150 million in electrical distribution times 10 years, equals a $5 billion shortfall).

Over the past 6 months, numerous complaints by the Costa Rican public have been made and the newspapers have covered the alarming rate hikes Grupo ICE has instituted as a result of the very high use of its main 200 MW thermic facility, Garabito. Garabito is used primarily in the summer months when the rains stop. Garabito uses petroleum based fuel and runs continuously as a result of the lack of water and alternative energy production like wind. According to the article “Tarifa electrica impacta competitividad” dated March 26, 2013 in La Republica, one of the major newspapers in Costa Rica, electric rates have risen 50-60% since 2007.

Legal / Regulatory Framework

The situation related to the state of the energy market in Costa Rica has highlighted to the public the limited existing legal framework that allows the private generation and sale of electricity. As a result, there has been a lot of discussion in the legislature on how to expand and strengthen private rights/ participation in the electric generation space. Currently, new laws are expected to improve the current legal framework in favor of private enterprise. However, these new laws are not expected for a few more years. Our business plan currently utilizes existing legislation and any future improvements would be a welcome benefit. We cannot guarantee that any such future improvements will ever take place.

The current legal framework allows a few options to generate electric power. Law 7200 / 7508 controls the provision of concessions for private enterprises and specifically delineates the process by which any private enterprise receives, operates and commercializes its concession. This law is applicable to limited capacity facilities selling to ICE in amounts less than 20 MW. Law 8345 specifically grants Costa Rican cooperatives the right to generate power and specifies other rights like the “right of way” and the power to appropriate via “eminent domain”. There are various cooperatives in the country charged with generation of power and, in some cases, other public services like street lighting, waste removal and sewage. These cooperatives bill their constituents directly, and as a group, handle half (50%) of the electrical distribution in the country with the other 50% is handled by ICE. The bylaws (as passed in Congress in Costa Rica), for these cooperatives, allow them to enter into agreements with private entities to develop their services. They do not need further legislative approval or bidding to enter into these agreements, so long as Costa Rican ownership levels are within the law (35%), that no Costa Rican government funds are used in the development, and that “a clear benefit is provided by entering into these arrangements” as stated in Law 8345 regarding when a cooperative may enter into a partnership.

Similar laws are established for the Public Service companies- “Fuerza y Luz” (an ICE subsidiary), JASEC (“Cartago”) and ESPH (“Heredia”). These entities have their own legal framework. All are allowed private partnerships to generate electricity and all have the credit rating of the Costa Rican government (B+).

Off-Taker/Distribution

An Off-Taker is a buyer of a resource to purchase/sell portions of a producer’s future production. An Off-Taker agreement, or power purchase agreement (“PPA”), is normally negotiated prior to the construction of a facility such as our proposed wind farm in order to secure a market for the future output of the facility. On December 21st, 2012, the Company received a Letter of Interest from the Compañia Nacional de Fuerza y Luz (“CNFL” or the “Off-Taker”). CNFL is a private company 98% owned by Grupo ICE. Its market is “el valle central” or Central Valley, the area of San Jose and its environs. According to a public article published in Costa Rica, “El Potgam a la luz del censo 2011”, Central Valley is the largest market in the country with approximately 2 million customers in its general area.

The Company has negotiated key terms and conditions of a proposed PPA with CNFL. As a result of these negotiations, that include the potential price and term, the Company has tendered an official offer on April 16th, 2013. The parties have agreed in principle to a price (net of taxes) of $0.083/ kWh and a term of twenty-five years. The price of electricity for wind, as many other services, is regulated by ARESEP and the price is on the lower edge of the accepted pricing range in Costa Rica. Based on current information from the potential buyer, they expect to complete their internal process and intend to execute the PPA in 2014 . There is no guarantee that the Off-Taker will execute the PPA now or in the future. In the event that the Off-Taker does not execute the PPA , there is no guarantee that the Company will be able to secure another Off-Taker on similar terms or at all. Should the Company not be able to secure another Off-Taker it would have material adverse effect on our business and may cause us to cease operations entirely.

Interconnection

Per the terms of our offer, CNFL intends to collect their electricity “at site” which means that they would be ensuring the interconnection and transport of the electricity generated by our wind farm to their substation. In our opinion this could greatly reduce our risk, as CNFL is an entity that has, as ICE’s subsidiary, full control and rights to the high-tension transmission lines of Costa Rica. ICE is the exclusive agent for high-tension lines including access to this network. This high-tension network is how electricity is delivered to CNFL’s grid and from there to its customers.

The substation, the area where the Company intends to connect to the high transmission lines to transport the electricity is less than 300 meters from the Sistema de Interconexion Electricapara America Central or Central American Electrical Interconnection System(“SIEPAC”). SIEPAC is a planned interconnection of the power grids of six Central American nations. Central America, where few electrical interconnections currently exist, and those that do are often old and unreliable, has been discussing plans to link the region’s electricity grids since 1987. The proposed project entails the construction of transmission lines connecting 37 million consumers in Panama, Costa Rica, Honduras, Nicaragua, El Salvador, and Guatemala. It is not clear if Belize, which buys much of its power from Mexico, will also be included. SIEPAC would cost about US$320 million without the interconnections with Mexico (US$40m), Belize (US$30m) and Panama (US$200m) and, back in 2003, was scheduled for completion in 2006. More recently, it has been estimated it would be completed in 2009. As of April 2013, all but about 20 km in southern Costa Rica is operating. An “interconnection” is a power grid that operates at a synchronized frequency and is electrically tied together during normal system conditions. Synchronous grids with ample capacity facilitate electricity market trading across wide areas. We believe because our proximity to the substation is so close to the SIEPAC transmission line that it may be possible to avoid paying the SIEPAC interconnection line costs and that an interagency arrangement could be handled under CNFL/ ICE’s already existing agreements with SIEPAC. The Company and SIEPAC have entered into a non-binding letter of intent whereby SIEPAC intends to serve as an interconnection and will provide power generated the company’s proposed wind farm to customers across Costa Rica. Please see a copy of the Letter of Intent between the Company and SIEPAC filed as Exhibit 10.1 to the amended registration statement on Form 10. Filed on December 4, 2013.

WIND STUDIES

Wind studies have been conducted on BACHE the site for the past several years. There are six active wind measurement towers on site, each 80 meters high, gradually built since 2007. In addition, there are two older towers of 50 meters high, which are out of service today, but have provided data along with neighboring for reference into the overall wind mapping conditions of the Region. These stations offer different height levels of measurements for five years. The compiled data will be used for the revised Annual Energy Production Report (as defined below).

The Company engaged and paid GL Garrad Hassan approximately $80,000 to evaluate and generate an annual Energy Production Report (“AEP Report”) with five different wind turbine generators (WTGs). According to our current AEP Report, the Company can generate approximately 135,000,000 kWh per year (P75). The Company has moved the site slightly to the north (approximately 5 km) to gain access to the interconnection lines. Other benefits of this land include:

●	Large enough to increase capacity (5,300 hectares of land).

●	The land is level and generally flat.

●	The SIEPAC regional (Central America) grid traverses through the property. This allows us to transport electricity to the power grid and to our final customers.

We have also commissioned a new AEP Report from Garrad Hassan for updated information. We have made a $20,000 payment to Garrad Hassan for the new AEP Report, and plan to pay the remaining $18,120 upon completion of certain amendments.

Competition

We face competition from other wind energy companies, renewable energy generators, and traditional energy companies in our bidding and signing for a long-term PPA with the government of Costa Rica. However, if we are successful in signing the PPA, we believe we will have no competition for the wind energy generated by our anticipated wind farm. This is not to say that Costa Rica does not have other wind farms or sources of renewable energy but rather that once the wind farm is completed, the sales will be guaranteed for the term of the PPA, which is currently proposed as twenty-five (25) years. If the PPA is signed, our proposed contract covers our entire production and the Off-Taker is committed to buying this electricity over the 25 year term. Additionally, each government utility in Costa Rica has exclusive territory to its client base by law.

The Company would not make any sales without the execution of the PPA. Should the PPA be canceled or otherwise terminated, it would have a material adverse effect on the Company and may force us to cease our business operations entirely.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2013 and 2012, and have no revenues at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital. No assurance can be given that the Company will be successful in these efforts. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.

Employees

As of April 15, 2014 the Company had 2 full-time employees and one full time consultant.

Reports to Security Holders.

1.	The Company will file with the SEC reports as required under the Exchange Act and comply with the requirements of the Exchange Act.

2.	The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Where You Can Find More Information

The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A “GOING CONCERN.” ACCORDINGLY, THERE IS SIGNIFICANT DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of December 31, 2013, we had an accumulated deficit during the development stage of $4,033,162. A significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable, and these conditions raise substantial doubt about our ability to continue as a going concern.

Our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of December 31, 2013. The Company plans to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that it will be under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may need to cease operations or seek protection under bankruptcy laws. These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going concern”. Our ability to continue status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations. If we continue incurring losses and fail to achieve profitability, we may have to cease our operations. Our business plan may not be successful in addressing these issues.

WE HAVE GENERATED SUBSTANTIAL NET LOSSES AND NEGATIVE OPERATING CASH FLOWS SINCE OUR INCEPTION AND EXPECT TO CONTINUE TO DO SO AS WE BEGIN TO DEVELOP AND CONSTRUCT OUR FUTURE ENERGY PROJECTS.

We have generated substantial net losses and negative operating cash flows from operating activities since our operations commenced. We have a net loss of $2,458,632 at December 31, 2013.We expect that our net losses will continue and our cash used in operating activities will grow during the next several years, as compared with prior periods, as we increase our development activities. Energy projects, including wind farms, typically incur operating losses prior to commercial operation at which point the projects begin to generate positive operating cash flow. We also expect to incur additional costs, contributing to our losses and operating uses of cash, as we incur the incremental costs of operating as a fully reporting public company. Our costs may also increase due to factors such as higher than anticipated financing and other costs; increases in the costs of labor or materials; and major incidents or catastrophic events. If any of those factors occurs, our losses could increase significantly and the value of our common stock could decline. As a result, our net losses and accumulated deficit could increase significantly.

WE DO NOT HAVE SUFFICIENT CASH ON HAND. IF WE DO NOT GENERATE SUFFICIENT REVENUES FROM SALES, AMONG OTHER FACTORS, WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS.

We estimate that within the next 12 months the Company will require a minimum of $10,000,000 to fund operations and develop the first wind park on site. Although we are seeking additional sources of debt or equity financing, there can be no assurances that we will be able to obtain any additional financing. We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

There is limited history upon which to base any assumption as to the likelihood that we will prove to be successful, and we may not be able to generate enough operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will be adversely affected.

WE HAVE A LIMITED OPERATING HISTORY. IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW THE BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE ONGOING BUSINESS OPERATIONS.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Operations will be subject to all the risks inherent in the establishment of a developing enterprise, such as difficulties in commercializing our wind energy power generation plant, and the uncertainties arising from the absence of a significant operating history. We may be unable to sign customer contracts or operate on a profitable basis. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, BUSINESS OPERATIONS WILL BE HARMED, AND IF WE DO OBTAIN ADDITIONAL FINANCING THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We anticipate that we will need to raise substantial capital estimated in the amount of $10,000,000 to fund the development of the wind park. Additional capital will be required to effectively support the operations and otherwise implement overall business strategy. We currently do not have any contracts or commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

THE LOSS OF ONE OR MORE MEMBERS OF OUR SENIOR MANAGEMENT OR KEY EMPLOYEES MAY ADVERSELY AFFECT OUR ABILITY TO IMPLEMENT OUR STRATEGY.

We depend on our experienced management team and the loss of one or more key executives could have a negative impact on our business. Our success depends to a significant extent upon the continued services of Mr. Jose P. Quiros, our Chief Executive Officer. The loss of the services of Mr. Quiros could have a material adverse effect on our growth, revenues, and prospective business. Mr. Quiros does have an employment agreement with the Company and does have “key person” life insurance policies covering him.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and company personnel having experience in the small wind turbine business. Competition for qualified individuals is intense. Additionally, because the wind industry is relatively new, there is a scarcity of top-quality employees with experience in the wind industry, including qualified technical personnel with significant experience in the design, development, manufacture and construction of wind power generation plants, and we may face challenges hiring and retaining these types of employees.

We also depend on our ability to retain and motivate key employees and attract qualified new employees. There can be no assurance that we will be able to retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms. If we lose a member of the management team or a key employee, we may not be able to replace him or her. Integrating new employees into our management team and training new employees with no prior experience in the wind industry could prove disruptive to our operations, require a disproportionate amount of resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient technical and managerial personnel could limit or delay our development efforts, which could have a material adverse effect on our business, financial condition and results of operations.

WE NEED TO ESTABLISH AND MAINTAIN REQUIRED DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS OVER FINANCIAL REPORTING AND TO MEET THE PUBLIC REPORTING AND THE FINANCIAL REQUIREMENTS FOR OUR BUSINESS, WHICH WILL BE TIME CONSUMING FOR OUR MANAGEMENT.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and other disclosure controls and procedures. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

IF WE CANNOT EFFECTIVELY MANAGE OUR INTERNAL GROWTH, OUR POTENTIAL BUSINESS PROSPECTS, REVENUES AND PROFIT MARGINS MAY SUFFER.

If we fail to effectively manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations and ultimately be unable to generate revenues or profits. We expect that we will need to significantly expand our operations to successfully implement our business strategy. As we add manufacturing, marketing, sales and installation and build our infrastructure, we expect that our operating expenses and capital requirements will increase. To effectively manage our growth, we must continue to expend funds to improve our operational, financial and management controls and our reporting systems and procedures. In addition, we must effectively expand, train and manage our employee base. If we fail in our efforts to manage our internal growth, our prospects, revenue and profit margins may suffer.

THE PRODUCTION OF WIND ENERGY DEPENDS HEAVILY ON SUITABLE WIND CONDITIONS. IF WIND CONDITIONS ARE UNFAVORABLE OR BELOW OUR ESTIMATES, OUR ELECTRICITY PRODUCTION, AND THEREFORE OUR REVENUES, MAY BE SUBSTANTIALLY BELOW OUR EXPECTATIONS.

The electricity produced and revenues generated by a wind energy project depend heavily on wind conditions, which are variable and difficult to predict. Operating results for projects vary significantly from period to period depending on the wind resource during the periods in question. We base our decisions about which sites to develop in part on the findings of long-term wind and other meteorological studies conducted in the proposed area, which measure the wind’s speed, prevailing direction and seasonal variations. Actual wind conditions, however, may not conform to the measured data in these studies and may be affected by variations in weather patterns, including any potential impact of climate change. Therefore, the electricity generated by our projects may not meet our anticipated production levels or the rated capacity of the turbines located there, which could adversely affect our business, financial condition and results of operations. If the wind resources at a project are below the average level we expect, our rate of return for the project would be below our expectations and we would be adversely affected. Projections of wind resources also rely upon assumptions about turbine placement, interference between turbines and the effects of vegetation, land use and terrain, which involve uncertainty and require us to exercise considerable judgment. We or our consultants may make mistakes in conducting these wind and other meteorological studies. Any of these factors could cause us to develop sites that have less wind potential than we had expected, or to develop sites in ways that do not optimize their potential, which could cause the return on our investment in these projects to be lower than expected.

If our wind energy assessments turn out to be wrong, our business could suffer a number of material adverse consequences, including:

●	our energy production and sales may be significantly lower than we predict;

●	any future hedging arrangements may be ineffective or more costly;

●	we may not produce sufficient energy to meet future commitments to sell electricity as a result, we may have to pay damages; and

●	our projects may not generate sufficient cash flow to make payments of principal and interest as they become due on any future project-related debt, and we may have difficulty obtaining financing for future projects.

NATURAL EVENTS MAY REDUCE ENERGY PRODUCTION BELOW OUR EXPECTATIONS.

A natural disaster, severe weather or an accident that damages or otherwise adversely affects any of our operations could have a material adverse effect on our business, financial condition and results of operations. Lightning strikes, icing, earthquakes, tornados, extreme wind, severe storms, wildfires and other unfavorable weather conditions or natural disasters could damage or require us to shut down our turbines or related equipment and facilities, impeding our ability to maintain and operate our facilities and decreasing electricity production levels and our revenues. Operational problems, such as degradation of turbine components due to wear or weather or capacity limitations on the electrical transmission network, can also affect the amount of energy we are able to deliver. Any of these events, to the extent not fully covered by insurance, could have a material adverse effect on our business, financial condition and results of operations.

OPERATIONAL PROBLEMS MAY REDUCE ENERGY PRODUCTION BELOW OUR EXPECTATIONS.

Spare parts for wind turbines and key pieces of electrical equipment may be hard to acquire or unavailable to us. Sources for some significant spare parts and other equipment are located outside of North America. If we were to experience a shortage of or inability to acquire critical spare parts, we could incur significant delays in returning facilities to full operation. In addition, we may not hold spare substation main transformers. These transformers are designed specifically for each wind energy project, and the current lead time to receive an order for this type of equipment is over eight months. If we had to replace any future substation main transformers, we could be unable to sell electricity from the affected wind energy project until a replacement is installed. That interruption to our business might not be fully covered by insurance.

WE FACE COMPETITION PRIMARILY FROM OTHER RENEWABLE ENERGY SOURCES AND, IN PARTICULAR, OTHER WIND ENERGY COMPANIES.

We believe our primary competitors are developers and operators focused on renewable energy generation, specifically wind energy companies. We will compete with other wind energy companies primarily for sites with good wind resources that can be built in a cost-effective manner. We will also compete for access to transmission or distribution networks. In recent years, there have been times of increased demand for wind turbine related components, causing turbine suppliers to have difficulty meeting the demand. If these conditions return in the future, component manufacturers may give priority to other market participants, including our competitors, who may have resources greater than ours.

We compete with other renewable energy companies (and energy companies in general) for the financing needed to pursue our development plan. Once we have developed a project and put a project into operation, we may compete on price if we sell electricity into power markets at wholesale market prices. Depending on the regulatory framework and market dynamics of a region, we may also compete with other wind energy companies, as well other renewable energy generators, when we bid on or negotiate for a long-term PPA.

Technological Progress in Traditional Forms of Electricity could affect our viability.

Technological progress in traditional forms of electricity generation (including technology that reduces or sequesters greenhouse gas emissions) or the discovery of large new deposits of traditional fuels could reduce the cost of electricity generated from those sources or make them more environmentally friendly, and as a consequence reduce the demand for electricity from renewable energy sources or render existing or future wind energy projects uncompetitive. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

NEGATIVE PUBLIC OR COMMUNITY RESPONSE TO WIND ENERGY PROJECTS IN GENERAL OR OUR PROJECTS SPECIFICALLY CAN ADVERSELY AFFECT OUR ABILITY TO DEVELOP OUR WIND FARM PROJECTS.

Negative public or community response to our wind energy projects can adversely affect our ability to develop, construct and operate our projects. This type of negative response can lead to legal, public relations and other challenges that impede our ability to meet our development and construction targets, achieve commercial operations for a project on schedule, address the changing needs of our projects over time, and generate revenues. If we are unable to develop, construct and operate the production capacity that we expect from our future development projects in our anticipated timeframes, it could have a material adverse effect on our business, financial condition and results of operations.

WE NEED GOVERNMENTAL APPROVAL FROM THE COSTA RICAN GOVERNMENT AND PERMITS TO CONSTRUCT AND OPERATE OUR PROJECTS. ANY FAILURE TO PROCURE AND/OR MAINTAIN NECESSARY PERMITS WOULD ADVERSELY AFFECT ONGOING DEVELOPMENT, CONSTRUCTION AND CONTINUING OPERATION OF OUR PROJECTS.

The design, construction and operation of wind energy projects are highly regulated, require various approvals from the government of Costa Rica and permits, including environmental approvals and permits, and may be subject to the imposition of related conditions that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal, which we may not be able to successfully obtain. We cannot predict whether all permits required for a given project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit essential to a project or the imposition of impractical conditions would impair our ability to develop the project. In addition, we cannot predict whether the permits will attract significant opposition or whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our ability to develop that project or increase the cost so substantially that the project is no longer attractive to us. In the future, we may experience delays in developing our future projects due to delays in obtaining non-appealable permits. If we were to commence construction in anticipation of obtaining the final, non-appealable permits needed for a project, we would be subject to the risk of being unable to complete the project if all the permits were not obtained. If this were to occur, we would likely lose a significant portion of our investment in the project and could incur a loss as a result. Any failure to procure and maintain necessary permits would adversely affect ongoing development, construction and continuing operation of our projects.

OUR DEVELOPMENT ACTIVITIES AND OPERATIONS ARE SUBJECT TO NUMEROUS ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS.

We are subject to numerous environmental, health and safety laws and regulations in each of the jurisdictions in which we intend to operate. These laws and regulations will require us to obtain approvals and maintain permits, undergo environmental impact assessments and review processes and implement environmental, health and safety programs and procedures to control risks associated with the citing, construction, operation and decommissioning of wind energy projects. For example, to obtain permits we could be required to undertake expensive programs to protect and maintain local endangered species. If such programs are not successful, we could be subject to penalties or to revocation of our permits. In addition, permits frequently specify permissible sound levels.

If we do not comply with applicable laws, regulations or permit requirements, we may be required to pay penalties or fines or curtail or cease operations of the affected projects. Violations of environmental and other laws, regulations and permit requirements, including certain violations of laws protecting migratory birds and endangered species, may also result in criminal sanctions or injunctions.

Environmental, health and safety laws, regulations and permit requirements may change or become more stringent. Any such changes could require us to incur materially higher costs than we have incurred to date. Our costs of complying with current and future environmental, health and safety laws, regulations and permit requirements, and any liabilities, fines or other sanctions resulting from violations of them, could adversely affect our business, financial condition and results of operations.

WE WILL RELY ON TRANSMISSION LINES AND OTHER TRANSMISSION FACILITIES THAT ARE OWNED AND OPERATED BY THIRD PARTIES. WHEREVER WE DEVELOP OUR OWN GENERATOR LEADS, WE WILL BE EXPOSED TO TRANSMISSION FACILITY DEVELOPMENT AND CURTAILMENT RISKS, WHICH MAY DELAY AND INCREASE THE COSTS OF OUR PROJECTS OR REDUCE THE RETURN TO US ON THOSE INVESTMENTS.

We will depend on electric transmission lines owned and operated by third parties to deliver the electricity we generate. Some of our projects may have limited access to interconnection and transmission capacity because there can be many parties seeking access to the limited capacity that may be available. We may not be able to secure access to this limited interconnection or transmission capacity at reasonable prices or at all. Moreover, a failure in the operation by third parties of these transmission facilities could result in our losing revenues because such a failure could limit the amount of electricity we deliver. In addition, our production of electricity may be curtailed due to third-party transmission limitations, reducing our revenues and impairing our ability to capitalize fully on a particular project’s potential. Such a failure could have a material adverse effect on our business, financial condition and results of operations.

In certain circumstances, we may develop our own generator leads in the future from our projects to available electricity transmission or distribution networks when such facilities do not already exist. In some cases, these facilities may cover significant distances. To construct such facilities, we need approvals, permits and land rights, which may be difficult or impossible to acquire or the acquisition of which may require significant expenditures. We may not be successful in these activities, and our projects that rely on such generator lead development may be delayed, have increased costs or not be feasible. Our failure in operating these generator leads could result in lost revenues because it could limit the amount of electricity we are able to deliver. In addition, we may be required by law or regulation to provide service over our facilities to third parties at regulated rates, which could constrain transmission of our power from the affected facilities, or we could be subject to additional regulatory risks associated with being considered the owner of a transmission line.

WE MAY BE UNABLE TO CONSTRUCT OUR WIND ENERGY PROJECTS ON TIME, AND OUR CONSTRUCTION COSTS COULD INCREASE TO LEVELS THAT MAKE A PROJECT TOO EXPENSIVE TO COMPLETE OR MAKE THE RETURN ON OUR INVESTMENT IN THAT PROJECT LESS THAN EXPECTED.

There may be delays or unexpected developments in completing our future wind energy projects, which could cause the construction costs of these projects to exceed our expectations. We may suffer significant construction delays or construction cost increases as a result of a variety of factors, including, without limitation,:

●	failure to manufacture turbines on the required schedule;

●	failure to receive other critical components and equipment, including batteries, that meet our design specifications on schedule;

●	failure to complete interconnection to transmission networks;

●	failure to obtain all necessary rights to land access and use;

●	failure to receive quality and timely performance of third-party services;

●	failure to secure and maintain environmental and other permits or approvals;

●	appeals of environmental and other permits or approvals that we obtain;

●	failure to obtain capital to develop our planned wind farm projects;

●	shortage of skilled labor;

●	inclement weather conditions;

●	adverse environmental and geological conditions; and

●	force majeure or other events out of our control.

Any of these factors could give rise to construction delays and construction costs in excess of our expectations. This could prevent us from completing construction of a project, cause defaults under any potential financing agreements or under PPAs that require completion of project construction by a certain time, cause the project to be unprofitable for us, or otherwise impair our business, financial condition and results of operations.

FUTURE LITIGATION OR ADMINISTRATIVE PROCEEDINGS RELATED TO OUR WIND FARM PROJECTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the future, we may be involved in legal proceedings, administrative proceedings, claims and/or litigation that arise in the ordinary course of business of wind farm projects. Individuals and interest groups may sue to challenge the issuance of a permit for a wind energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of future wind energy projects. Unfavorable outcomes or developments relating to any such proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations.

WE ARE NOT ABLE TO INSURE AGAINST ALL POTENTIAL RISKS AND MAY BECOME SUBJECT TO HIGHER INSURANCE PREMIUMS.

Our wind energy division will be exposed to the risks inherent in the construction and operation of wind energy projects, such as breakdowns, manufacturing defects, natural disasters, terrorist attacks and sabotage, not all of which is insurable. We may also be exposed to environmental risks. We will have insurance policies covering certain risks associated with our business. However, any such insurance policies will not cover losses as a result of force majeure, natural disasters, terrorist attacks or sabotage, among other things. We do not expect to maintain insurance for certain environmental risks, such as environmental contamination with respect to our wind energy business. In addition, our insurance policies may be subject to annual review by our insurers and may not be renewed at all or on similar or favorable terms. A serious uninsured loss or a loss significantly exceeding the limits of our future insurance policies could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO COMMON STOCK

POTENTIAL FUTURE FINANCINGS MAY DILUTE THE HOLDINGS OF OUR CURRENT SHAREHOLDERS.

In order to provide capital for the operation of our business, in the future we may enter into financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

WE CURRENTLY DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK. AS A RESULT, YOUR ONLY OPPORTUNITY TO ACHIEVE A RETURN ON YOUR INVESTMENT IS IF THE PRICE OF OUR COMMON STOCK APPRECIATES.

We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We are in a capital intensive business and we do not have sufficient funds to finance the growth of our natural gas, oil and wind energy divisions of our business or the construction costs of our development projects or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 2,600,000,000 shares of common stock and 1,401,925,000 shares of preferred stock with preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT ITS VALUE AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

There has been a limited public market for our common stock and an active public market for our common stock may never develop. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

If the market price for our common stock is below $5.00 per share, trading in our common stock will be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Currently, the business is based in Colorado Springs, Colorado and operates their main office located at 10 Boulder Crescent, Suite 102, Colorado Springs, CO 80903. The office is approximately 973 square feet, which the Company renewed the lease and pays $1,214 per month. The base lease will increase by $48.58 per month in November 2014, and an additional increase of $51.99 in November 2015. The remaining term of the lease is two years ending on November 14, 2016. The Company maintains a serviced office in Edificio Las Terrazas A, 5 to Piso, Plaza Roble, Escazu, San Jose, Costa Rica. This office is leased for $299 per month on a month to month basis.

The above facilities are expected to expand once the wind farm construction begins.

Energia Renovable Versant SRL, STLK’s subsidiary, has a lease agreement in Guanacaste, Costa Rica for its wind development project which would begin “the moment the Company starts generating electricity. “ The term of the potential lease is for 25 years and is for over 5,300 hectares (over 13,000 acres) of land with a proven wind resource according to our AEP Report. The lease states that cost will be equivalent to 4% of the potential energy generated and sold from the facility. No other payments are required for the lease. If we are unsuccessful in executing the PPA, we may have to cease our business operations.

Item 3. Legal Proceedings.

Arbitration- Grupo Aldesa- (Pending)

In 2012, the Company filed an arbitration claim with the “Centro Internacional de Conciliacion y Arbitraje” or “CICA” alleging that Grupo Aldesa, S.A., its then investment bank, withheld $195,400 of investor funds from the Company in mid-2011 for its own use and benefit and contrary to the executed agreement between the companies. The case claims that Aldesa received funds from two investors and remitted 50% of those funds and keeping the balance without authorization. Additionally, the Company did notify the Federal Bureau of Investigation (FBI), as well as, the State Attorney General of both Delaware and Colorado in mid-2012. Grupo Aldesa appealed to the Sala Primera de la Corte Suprema (the Supreme Court over these types of legal matters) in October of 2012 claiming CICA did not have subject matter jurisdiction or the right to adjudicate the case. In a strongly worded opinion Sala Primera rejected Aldesa’s appeal in the Company’s favor. CICA has received the official notice from the Sala Primera regarding the opinion and has taken up the case from where we were before the appeal.

The CICA process is ongoing, witnesses have testified and the Tribunal is evaluating various alternatives and claims.

Exchange Under Section 3(a)(10)

On March 19, 2014, the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement (the “Settlement Agreement”) between STL Marketing Group, Inc., a Colorado corporation (the “Company”), and Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”), in the matter entitled Tarpon Bay Partners, LLC v. STL Marketing Group, Inc., Case No. 2014-CA-278 (the “Action”). Tarpon commenced the Action against the Company on February 6, 2014 to recover an aggregate of $519,281.96 of past-due accounts payable of the Company, which Tarpon had purchased from certain service providers of the Company pursuant to the terms of separate receivable purchase agreements between Tarpon and each of such vendors (the “Assigned Accounts”), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain legal, accounting, and financial services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Tarpon upon execution of the Order by the Court on March 19, 2014. Please see the current report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2014.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except for the foregoing, we are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCQB under the symbol “STLK”. At this time, the Company’s has had limited to no trading activity in its common stock. We have provided ranges of high and low bids per share of our common stock for the applicable periods as available.

The following table sets forth the range of available high and low bid quotations as reported on the OTCQB for the periods indicated.

Fiscal Year Ended December 31, 2013	High	Low
Quarter ended December 31, 2013	$.02	$.02
Quarter ended September 30, 2013	$.01	$.01
Quarter ended June 30, 2013	$.01	$.01
Quarter ended March 31, 2013	-	-

Fiscal Year Ended December 31, 2012	High	Low
Quarter ended December 31, 2012	$.01	$.01
Quarter ended September 30, 2012	-	-
Quarter ended June 30, 2012	-	-
Quarter ended March 31, 2012	-	-

(b) Holders

As of April 15, 2014, a total of 153,121,630 shares of the Company’s common stock are currently outstanding held by approximately 193 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Delaware law.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have an equity compensation plan.

Rule 10B-18 Transactions

During the year ended December 31, 2013, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities not already reported on the Company’s quarterly filings on Form 10-Q or on a Current Report on Form 8-K.

Item 6. Selected Financial Data.

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the years ended December 31, 2013 and 2012

For the years ended December 31, 2013 and 2012, the Company reported a net loss of $(2,458,632) and $(627,349), respectively. The change in net loss between the periods ended December 31, 2013 and 2012 was due to the merger between STL Marketing Group Inc. and Versant Corporation. This attributes to an increase in interest expense and amortization of debt discount of $440,525, financing fees related to derivative liabilities of $793,097, as well as an increase in change in derivative liabilities of $493,946.

Operating Expenses increased by 29% during the period ended December 31, 2013, as compared to the year ended December 31, 2012. The $162,440 increase in operating expenses is primarily attributable to the increase in professional fees of $167,790, due to items related to the Company’s registration with the SEC and a small decrease in compensation as the company cancelled its 401K benefits.

The Company is still a development stage company and therefore has no revenues to date.

Liquidity and Capital Resources

As of December 31, 2013, we had a working capital deficit of $5,402,299 as compared to December 31, 2012 of $724,122, an increase of $4,678,177. The increase in working capital deficit for the year ended December 31, 2013, is primarily attributed to an increase in the Company’s liabilities related to accrued payables and expenses of roughly $480,655, accrued payables and expenses to related parties of $123,493, liability to be settled in stock of $103,333, derivative liabilities of $3,250,672, and additional convertible notes of $697,688.

Net cash used in operating activities for the years ended December 31, 2013 and 2012, was $(331,349) and $(113,526), respectively. The Net Loss for the years ended December 31, 2013 and 2012 was $(2,458,632) and $(627,349), respectively.

Net cash provided by investing activities for the year ended December 31, 2013 was $14,806, as compared to the year ended December 31, 2012 was $42,500. The Company received cash of $1,131 from merger of STL Marketing Group, Inc. and Versant Corporation and $13,675 for a loan to related party.

Net cash provided by all financing activities for the year ended December 31, 2013 was $317,075, as compared to $44,251 for the year ended December 31, 2012. During the year ended December 31, 2013, the Company sold 12,600,000 shares of common stock for net proceeds of $25,000, sold notes for the proceeds of $295,000 and made payments to the Company’s outstanding notes of $2,925. During the year ended December 31, 2012, the Company sold notes and loans for the net proceeds of $52,184 and made payments to the Company’s outstanding notes of $7,933.

In order to adequately implement the anticipated Power Purchase Agreement, the estimated working capital requirement for the next twelve months is $1,250,000 with an estimated burn rate of $104,000 per month. The Company continues to proceed with the required field studies and engineering needed on the wind park.

Over the next twelve months the Company anticipates executing its PPA, pursuing debt financing for approximately $45,000,000 and raising an estimated $9,980,718 of private equity to develop the first wind park on the site. Such financing would help the Company eliminate its remaining debt (portion remaining after the 3(a)10 process) to and help ensure all studies and necessary environmental, engineering and legal work estimated at $1,000,000 is required to ensure the timely installation of the wind turbine generators.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $2,458,632 and $331,349, respectively, for the year ended December 31, 2013. The ability of the Company to continue its operations is dependent on Management’s plans to raise capital sufficient to fund operations. Management’s plans include the raising of capital through debt and or equity markets with some additional funding through convertible notes. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through [F-20] which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Company management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2013, it had material weaknesses in its internal control procedures.

As of December 31, 2013, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In addition, we lack sufficient internal accounting expertise with respect to SEC reporting requirements. In order to remedy this situation we would need to hire additional staff. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report herein.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1)	We will document a formal code of ethics.

(2)	We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

(3)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31, 2013, we have undertaken the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 15, 2014.

Name	Age	Position
Jose P. Quiros	46	Chief Executive Officer, Director

Jaime L. Kniep	37	Chief Financial Officer, Director

Ing. Pedro P. Quiros	75	Chairman of the Board

Jose P. Quiros, age 46 – Chief Executive Officer

Mr. Quiros has worked at a variety of industries and companies from start-ups to Fortune 1000 companies. He has operated companies in the UK, Dubai, India, Russia and the US. Most recently, Mr. Quiros was the Chief Operating Officer for CETIS, a telecommunications manufacturer from 2006 through 2010. While at CETIS, he undertook a multi continent expansion and completed two successful mergers and acquisitions.

Mr. Quiros received two Bachelor of Science from Barry University in Miami. He holds degrees in Economics/ Finance & International Business Management and graduated Summa Cum Laude. Mr. Quiros also attended the University of Miami School of Law.

Ing. Pedro P. Quiros, age 75, Chairman of the Board

Ing. Pedro P. Quiros (“Ing. Quiros”), began his career as a high level executive at the Instituto Costarricense de Electricidad (ICE). Over the past 50 years, he has had a varied career where he worked at a variety of multinational corporations such as Ascom-Timeplex, ITT, Harris Corporation, General Electric and GTECH to name a few. He has operated, restructured and started companies in more than a dozen countries including telecommunications systems in Saudi Arabia, Jordan, Brazil and Colombia. Most recently, Ing. Quiros served, from 2006 through 2010, as the Chief Executive Officer & Chairman of the Instituto Costarricense de Electricidad (Grupo ICE) where he oversaw that company’s telecommunications and electrical utilities companies. ICE has revenue of $1 billion, over twenty thousand employees and is Costa Rica’s predominant state owned telecommunications and energy company.

Ing. Quiros received his Bachelor’s Degree in Mathematics from St. Michael’s College, Vermont, (magna cum laude) and Bachelor’s Degree Electrical Engineering degree from Purdue University, Indiana.

Mrs. Jaime L. Kniep, age 37, Chief Financial Officer

Ms. Kniep has focused her career in business management and accounting. She has worked for several companies directly handling their financials, daily accounting practices and overall internal procedures. From 2000 to 2010, Ms. Kniep served in a variety or roles and rose to be the Financial Controller for CETIS, Inc., a manufacturer of telecommunications equipment, where she managed $30 mm in revenues. In this role, she managed four offices containing a staff of ten accountants, bookkeepers, and administrative people on three continents.

Ms. Kniep attended Utah State University where she majored in Accounting.

Family Relationships.

The Chairman of the Board, Mr. Ing. Pedro P. Quiros is the father of our Chief Executive Officer, Mr. Jose P. Quiros.

Board Committees and Charters

We currently have no committees of the Board of Directors of the Company.

Involvement in Certain Legal Proceedings

During the past five years no director, person nominated to become a director, executive officer, promoter or control person of the Company has: (i) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2013, were timely.

Code of Ethics

The Company is reviewing its policies and procedures and currently in the process of drafting a code of ethics.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jose P. Quiros President & CEO	2013	$130,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$130,000
	2012	$130,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$130,000
	2011	$130,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$130,000

Jaime L. Kniep Chief Financial Officer	2013	$100,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$100,000
	2012	$100,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$100,000
	2011	$100,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$100,000

We currently do not have any retirement, pension, profit-sharing, stock options or insurance programs for the benefit of our employees.

Members of the Company’s Board of Directors receive a stipend of $100 per meeting per director.

Currently, the Company does not have an equity incentive plan and therefore has no outstanding equity awards as of April 15, 2013.

Employment Contracts

Currently, the Company has employment contracts with Mr. Jose P. Quiros and Mrs. Jaime L. Kniep.

Mr. Jose Quiros

Effective October 15, 2012, the Company and Mr. Jose P Quiros, our President and Chief Executive Officer, entered into a five (5) year employment agreement, which provides for an annual salary of $130,000. Under such agreement, Mr. Quiros shall administer, supervise, manage and control the business development of the Company and conduct day to day managerial duties as are customary for such a position. The Company will provide Mr. Quiros with medical dental and life insurance. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement.

The Company may terminate Mr. Quiros with or without cause upon thirty (30) days written notice. In the event that Mr. Quiros is terminated without cause all compensation owed to him will be due immediately upon such termination. During the term of his employment, Mr. Quiros will not work for or provide any services in any capacity to any competitor during the term of his employment and for (1) year thereafter.

Mrs. Jaime L. Kniep.

Effective October 15, 2012, the Company and Mrs. Jaime L Kniep, our Chief Financial Officer, entered into a five (5) year employment agreement, which provides for an annual salary of $100,000. Under such agreement, Mrs. Kniep shall perform such duties as are customary with her position including, but not limited to, managing the Company’s finances and reviewing and preparing financials statements. The Company will provide Mrs. Kniep with medical dental and life insurance. The Company will reimburse of all her reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out her duties and responsibilities under the agreement.

The Company may terminate Mrs. Kniep with or without cause upon thirty (30) days written notice. In the event that Mrs. Kniep is terminated without cause all compensation owed to her will be due immediately upon such termination. During the term of her employment, Mrs. Kniep will not work for or provide any services in any capacity to any competitor during the term of her employment and for (1) year thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 15, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		All Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Votes (1)	Percent of Class (2)
Jose P. Quiros (3)	100,000,000	30.15%			1,400,000,000	100%	1,500,000,000	130.15%
Jaime L. Kniep
Ing. Pedro Quiros
All Directors and Executive Officers as a Group (3 persons)	100,000,000	30.15%			1,400,000,000	100%	1,500,000,000	130.15%
Dr. Alvaro & Mary Liceaga (4)	25,705,835	7.75%					25,705,835	7.75%
Edward Michael Liceaga (5)	19,004,731	5.73%					19,004,731	5.73%
Ivy Akastsa (6)	42,970,822	12.96%					42,970,822	12.96%
Full Moon Night Corp			531,000	29.50%			531,000	29.50%
Red (7) Canyon Investments Corp. (8)			531,000	29.50%			531,000	29.50%
Grupos Unidos Tres Ele, S.A. (9)			246,000	13.67%			246,000	13.67%
Almunidos, S.A. (10)			246,000	13.67%			246,000	13.67%
Portafolio de Inversiones Lulu, S.A. (11)			246,000	13.67%			246,000	13.67%

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 153,121,630 shares of common stock, 1,800,000 shares of Series A Preferred Stock and 1,400,000,000 shares of Series B Preferred stock, respectively, issued and outstanding as of April 15, 2014 including securities exercisable or convertible into shares of Common Stock within sixty (60) days hereof for each stockholder.

(3) The shares are owned by Versant I, Inc., which is majority owned by our Chief Executive Officer, Mr. Jose P. Quiros, Colorado Springs, CO.

(4) Dr. Alvaro & Mary Liceaga were issued a Convertible Note on November 5, 2007 that is currently convertible on demand into 25,705,835 shares of the Company’s common stock

(5) Edward Michael Liceaga was issued a Convertible Note on January 26, 2008 that is currently convertible on demand into 19,004,731 shares of the Company’s common stock.

(6) Ivy Akastsa purchased a Convertible Note, on December 4, 2011, originally issued on March 1, 2008 that is currently convertible on demand into 42,970,822 shares of the Company’s common stock.

(7) Full Moon Night Corp., which is owned by Dieter Melchior residing in San Jose, Costa Rica owns 531,000 shares of Series A Preferred Stock. Mr. Melchior is the beneficial owner and has sole dispositive voting power of such shares.

(8) Red Canyon Investments Corp., which is owned by Emilia Gamboa residing in San Jose, Costa Rica, owns 531,000 shares of Series A Preferred Stock. Ms. Gamboa is the beneficial owner and has sole dispositive voting power over such shares.

(9) Grupos Unídos Tres Ele, S.A., which is owned by German Losilla residing in San Jose, Costa Rica, owns 246,000 shares of Series A Preferred Stock. Mr. Losilla is the beneficial owner and has sole dispositive voting power over such shares.

(10) Almunidos S.A., which is owned by Jose Losilla residing in San Jose, Costa Rica, owns 246,000 shares of Series A Preferred Stock. Mr. Losilla is the beneficial owner and has sole dispositive voting power over such shares.

(11) Portafolio de Inversiones Lulu S.A., which is owned by Oscar Luis Chaves residing in San Jose, Costa Rica, owns 246,000 shares of Series A Preferred Stock. Mr. Chaves is beneficial owner and has sole dispositive voting power over such shares.

* Less than one percent.

General

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 4,001,925,000 shares of capital stock, of which 2,600,000,000 are shares of common stock, par value $0.001 per share (the “Common Stock”), and 1,800,000 are shares of Series A preferred stock, par value $1.00 per share, 1,400,000,000 are shares of Series B preferred stock, par value $0.001 per share, and 125,000 are shares of Series C preferred stock, par value $0.001 per share (collectively the “Preferred Stock”). As of April 15, 2014, 153,121,630 shares of Common Stock, 1,800,000 shares of Series A Preferred Stock, and 1,400,000,000 shares of Series B Preferred Stock were issued and outstanding.

(1) Common Stock

The holders of our Common Stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our Board of Directors; (ii) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

The shares of our Common Stock are not subject to any future call or assessment and all have equal voting rights. There are no special rights or restrictions of any nature attached to any of the shares of our Common Stock and they all rank at equal rate or “paripassu”, or each with the other, as to all benefits, which might accrue to the holders of the shares of our Common Stock. All registered shareholders are entitled to receive a notice of any general annual meeting to be convened.

At any general meeting, subject to the restrictions on joint registered owners of shares of our Common Stock, on a showing of hands, every shareholder who is present in person and entitled to vote has one vote, and on a poll every shareholder has one vote for each share of our Common Stock of which he is the registered owner and may exercise such vote either in person or by proxy. Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

(2) Preferred Stock

Our Board of Directors is authorized to issue 1,401,925,000 shares of preferred stock in one or more series, from time to time, with each such series to have such designation, relative rights, preferences or limitations as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors, subject to the limitations prescribed by law and in accordance with the provisions of our Certificate of Incorporation, the Board of Directors being expressly vested with authority to adopt any such resolution or resolutions.

Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our Company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our Company by tender offer or other means. Such issuances could therefore deprive shareholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause.

Series A Convertible Preferred Stock

As of April 15, 2014, 1,800,000 shares of our Series A Preferred Stock (the “Series A Preferred”) have been designated, of which 1,800,000 are issued and outstanding and held by five shareholders. Each share of the Series A Preferred has one vote per share and the holder(s) of the Series A Preferred shall have the right to vote with the holders of the Company’s Common Stock on all matters that are submitted to the Company’s stockholders. Each share of the Series A Preferred Stock shall be entitled to a 10% preferred annual dividend on Par ($0.10 per share) non-cumulative on any dividends, whether ordinary or liquidating that may be declared or paid by this Company. At the option of the holder of the Series A Preferred, each share of the Series A Preferred may be converted into the Company’s common stock at any time and from time to time after March 1, 2018. The Series A Preferred does not contain any sinking fund provisions.

Series B Convertible Preferred Stock

As of April 15, 2014, 1,400,000,000 shares of our Series B Preferred Stock have been designated, of which all are issued and outstanding and held by one shareholder. Each share of the Series B Preferred Stock (the “Series B Preferred”) shall have a 1.6 votes per share and shall be entitled to any non-preferred dividends, whether ordinary or liquidating, that may be declared or paid by the Company. The Series Preferred do not have contain any sinking fund provisions and have no conversion rights.

Series C Convertible Preferred Stock

As of April 15, 2014, 125,000 shares of our Series C Preferred Stock (the “Series C Preferred”) have been designated, of which none are currently issued and outstanding. The Series C Preferred do not have voting rights and are not entitled to any dividends. The Series C preferred do not contain any sinking fund provisions.

At the option of the holder of the Series C Preferred, each share of the Series C Preferred may be converted into the Company’s Common Stock at a 50% discount to the average of the lowest three (3) trading prices in the ten trading days immediately prior to the date upon which the Series C Preferred is converted.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

While there is not an established public trading market for our Common Stock, our Common Stock is quoted on the OTCQB under the symbol “STLK”.

The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance.

Transfer Agent and Registrar

The Company’s transfer agent is VStock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, New York 11516. VStock Transfer, LLC is registered under the Exchange Act and is a Securities and Exchange Commission (“SEC”) approved transfer agent, under the regulatory authority of the SEC.

Holders

As of April 15, 2014, we have 153,121,630 shares of our common stock par value, $0.001, issued and outstanding. There are approximately 193 holders of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Chairman of the Board, Mr. Ing. Pedro P. Quiros is the father of our Chief Executive Officer, Mr. Jose P. Quiros.

The Company incurred consulting expenses to a company, which is owned by Pedro P. Quiros, a board member, and for the fiscal year ended December 31, 2013 amount was $150,000. These consulting expenses correlate to the setup of the wind farm operation in Costa Rica.

The Company executed various promissory notes to related parties since inception. No new notes were issued for the year ending December 31, 2013.

The notes had the following range of terms:

●	Maturing in 3 months to 1 year;

●	Non-interest bearing

●	Unsecured

●	Default interest rate at 6%, per annum;

During the year ended December 31, 2013 and December 31, 2012, the Company repaid $2,925 and $7,933 respectively leaving a balance of $73,949 and $76,874 respectively.

The Company is currently in default on several of these notes.

The Company has not had and does not currently have any promoters.

Related Party Notes Payable

	Amount Outstanding at December 31, 2013	Amount Outstanding at December 31, 2012
In October 2010, Jaime L. Kniep loaned the Company $3,500. This note has an interest rate of 6% and is in default. Accrued interest is $210 as of December 31, 2013. No payments to interest or principle have been made against this note.	3,500	$3,500

In November 2010, Pedro P. Quiros loaned the Company $20,000. This note has an interest rate of 6% and is in default. Accrued interest is $1,200 as of December 31, 2013. No payments to interest or principle have been made against this note.	20,000	20,000

In November 2010, Jaime L. Kniep loaned the Company $20,000. This note has an interest rate of 6% and is in default. Accrued interest is $597 as of December 31, 2013. Principal payments of $7,933 were made as of December 31, 2012 and $2,925 as of December 31, 2013.	8,971	11,896

In December 2010, Jaime L. Kniep loaned the Company $2,000. This note has an interest rate of 6% and is in default. Accrued interest is $120 as of December 31, 2013. No payments to interest or principle have been made against this note.	2,000	2,000

In February 2011, Jaime L. Kniep loaned the Company $4,000. This note has an interest rate of 6% and is in default. Accrued interest is $240 as of December 31, 2013. No payments to interest or principle have been made against this note.	4,000	4,000

In February 2012, Jaime L. Kniep loaned the Company $3,500. This note has an interest rate of 6% and is in default. Accrued interest is $210 as of December 31, 2013. No payments to interest or principle have been made against this note.	3,500	3,500

In March 2012, Pedro P. Quiros loaned the Company $10,000. This note has an interest rate of 6% and is in default. Accrued interest is $600 as of December 31, 2013. No payments to interest or principle have been made against this note.	10,000	10,000

In March 2012, Jaime L. Kniep loaned the Company $3,500. This note has an interest rate of 6% and is in default. Accrued interest is $210 as of December 31, 2013. No payments to interest or principle have been made against this note.	3,500	3,500

In April 2012, Jaime L. Kniep loaned the Company $7,500. This note has an interest rate of 6% and is in default. Accrued interest is $450 as of December 31, 2013. No payments to interest or principle have been made against this note.	7,500	7,500

In May 2012, Jaime L. Kniep loaned the Company $1,100. This note has an interest rate of 6% and is in default. Accrued interest is $66 as of December 31, 2013. No payments to interest or principle have been made against this note.	1,100	1,100

In July 2012, Pedro P. Quiros loaned the Company $9,878. This note has an interest rate of 6% and is in default. Accrued interest is $593 as of December 31, 2013. No payments to interest or principle have been made against this note.	9,878	9,878
	$73,949	$76,874

Director Independence

The common stock of the Company is currently quoted on the OTCQB quotation systems which currently do not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq.

For purposes of determining independence, the Company has adopted the definition of independence as contained in NASDAQ Market Place Rules 4200.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The aggregate Audit Fees billed during the fiscal years ended December 31, 2013 and 2012 were $50,000 and $0, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, during the fiscal years ended December 31, 2013 and 2012 were $11,000 and $0, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate tax fees billed for the fiscal years ended December 31, 2013 and 2012 were $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

As of December 31, 2013 we did not have an audit committee. Our board of directors pre-approved all services provided by our independent auditors.

Item 15. Exhibits, Financial Statement Schedules

3.1	Amended and restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.1	Employment Agreement, dated October 15, 2012 by and between the Company and Jose Quiros (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.2	Employment Agreement, dated October 15, 2012 by and between the Company and Jaime L. Kniep (incorporated by reference to Exhibit 3102 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.3	Letter of Intent with SIEPAC (including English translation) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on December 9, 2013)

10.4	Letter of Interest from CNFL (incorporated by reference to Exhibit 10.4 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.5	Letter of Interest from Ex-Im Bank (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed Herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STL MARKETING GROUP, INC.

Date: April 15, 2014	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	(Principal Executive Officer)
Chief Executive Officer

	By:	/s/ Jaime Kniep
Date: April 15, 2014	Name:	Jaime Kniep
	Title:	(Principal Financial Officer)
(Principal Accounting Officer)
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose P. Quiros	Chief Executive Officer, Director	April 15, 2014
Jose P. Quiros	(Principal Executive Officer)

/s/ Ing. Pedro P.Quiros	Chairman of the Board	April 15, 2014
Ing. Pedro P.Quiros

/s/ Jaime Kniep	Chief Financial Officer, Director (Principal Financial Officer) (Principal Accounting Officer)	April 15, 2014
Jaime Kniep

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of STL Marketing Group, Inc.

We have audited the accompanying consolidated balance sheets of STL Marketing Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012 and the period from April 8, 2010 (date of inception) through December 31, 2013. STL Marketing Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STL Marketing Group, Inc. as of December 31, 2013 and 2012 and the period from April 8, 2010 (date of inception) through December 31, 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has an accumulated deficit during the development stage, has incurred losses and the Company is dependent on raising additional capital to meet its future business plans. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ
April 15, 2014

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets

Current Assets
Cash	$717	$185
Prepaid expenses	-	399
Deferred offering costs	25,000	-
Total Current Assets	25,717	584

Property and Equipment, net	7,231	10,060

Other Assets
Deposit for acquisition of STLK	-	25,000
Security deposits	4,533	4,533
Total Other Assets	4,533	29,533

Total Assets	$37,481	$40,177

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$861,022	$380,367
Accounts payable - related party	324,252	200,759
Due to related party	-	16,706
Notes payable - related party	73,949	76,874
Liability to be settled in stock	103,333	-
Notes payable, net of current maturities	117,100	50,000
Current maturities of convertible notes payable, net of discount	697,688	-
Derivative liabilities	3,250,672	-
Total Current Liabilities	5,428,016	724,706

Total Liabilities	5,428,016	724,706

Commitments and Contingencies

Stockholders’ Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value, 1,800,000 Shares Authorized, 1,800,000 Shares Issued and 1,800,000 outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and 1,400,000,000 outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 139,223,524 Shares Issued and Outstanding at December 31, 2013, 100,200,000 Shares Issued and Outstanding at December 31, 2012	139,224	100,200
Additional paid in capital - Preferred Stock	(232,000)	(232,000)
Discount on Preferred Stock	(2,466,999)	(2,466,999)
Additional paid in capital - Common Stock	74,776	288,800
Deficit	(2,072,374)	-
Accumulated deficit during the development stage	(4,033,162)	(1,574,530)
Total Stockholders’ Deficit	(5,390,535)	(684,529)

Total Liabilities and Stockholders’ Deficit	$37,481	$40,177

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

			For the Period
			April 8, 2010
	For the Year Ended		(Date of Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Compensation	248,303	274,696	812,504
Professional fees	373,630	205,840	1,090,760
Selling, general and administrative	102,281	81,238	329,630
Total operating expenses	724,214	561,774	2,232,894

Loss from operations	(724,214)	(561,774)	(2,232,894)

Other income (expense):
Interest expense	(75,451)	(6,850)	(82,576)
Interest expense - discount on notes	(371,924)	-	(371,924)
Change in fair value of derivative liabilities	(493,946)	-	(493,946)
Derivative expense	(793,097)	-	(793,097)
Loss on abandonment of land lease	-	(58,725)	(58,725)

Other income (expense) - net	(1,734,418)	(65,575)	(1,800,268)

Loss before income tax provision	(2,458,632)	(627,349)	(4,033,162)

Income tax provision	-	-	-

Net loss	$(2,458,632)	$(627,349)	$(4,033,162)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding	135,619,624	100,200,000

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

			April 8, 2010
	For the Twelve Months Ended		(Date of Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Cash Flows From Operating Activities:
Net loss	(2,458,632)	(627,349)	(4,033,162)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,828	6,948	16,510
Stock based compensation	5,000	-	225,000
Amortization of debt discount	371,925	-	371,925
Change in fair value of derivative liabilities	493,946	-	493,946
Derivative expense	793,097	-	793,097
Loss on abandonment of land lease	-	58,725	58,725
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	399	(50)	-
Security deposits	-	-	(4,533)

Increase (decrease) in:

Accounts payable and accrued liabilities	336,595	285,725	716,962
Accounts payable - related party	123,493	162,475	324,252
Net Cash Used in Operating Activities	(331,349)	(113,526)	(1,037,278)

Cash Flows From Investing Activities:
Cash acquired in merger	1,131	-	1,131
Net proceeds from disposition of land lease	-	67,500	67,500
Cash payment for land lease	-	-	(135,000)
Purchase of property and equipment	-	-	(14,967)
Deposit for acquisition	-	(25,000)	(25,000)
Loan to related party	13,675	-	13,675
Net Cash Provided by (Used in) Investing Activities	14,806	42,500	(92,661)

Cash Flows From Financing Activities:
Proceeds from notes	-	-	50,000
Proceeds from related party notes	-	35,478	95,428
Repayment of related party notes	(2,925)	(7,933)	(21,479)
Proceeds from related party loans	-	16,706	16,706
Proceeds from issuance of preferred stock	-	-	732,001
Stock issuance costs, preferred stock	-	-	(232,000)
Proceeds from issuance of common stock	25,000	-	225,000
Stock issuance costs, common stock	-	-	(30,000)
Proceeds from convertible notes	295,000	-	295,000
Net Cash Provided by Financing Activities	317,075	44,251	1,130,656

Net change in cash	532	(26,775)	717

Cash at beginning of period	185	26,960	-

Cash at end of period	717	185	717

Supplemental disclosure of non-cash investing and financing activities:

As part of the reverse merger, the Company acquired the following assets and liabilities:
Cash	$1,131	$-	$1,131
Convertible Debt, Net of Discount	$(324,253)	$-	$(324,253)
Accounts Payable & Accrued Liabilities	$(113,678)	$-	$(113,678)
Promissory Notes	$(17,100)	$-	$(17,100)
Liability to be settled in stock	$(98,333)	$-	$(98,333)
Reduction of deposit for acquisition	$(25,000)	$-	$(25,000)
Debt issued in acquisition	$(50,000)	$-	$(50,000)
Net liabilities acquired & non-cash acquisition costs	$(2,072,374)	$-	$(2,072,374)

Convertible notes issued in exchange for common stock	$(200,000)	$-	(200,000)
Note payable issued for deferred offering costs	$25,000	$-	$25,000

See accompanying notes to the Condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ deficit

April 8, 2010 (Date of Inception) to December 31, 2013

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		Additional Paid-In Capital~Preferred	Discount on Preferred	Common Stock, Class B Par Value $0.001		Additional Paid-In Capital Common		Accumulated Deficit during the development
	Shares	Amount	Shares	Amount	Stock	Stock	Shares	Amount	Stock	Deficit	stage	Total
Balance 4/8/2010	-	$-	-	$-	$-	$-	-	$-	$-	$-	$-	$-
Founders Stock ($0.001 per share)	-	-	1,400,000,000	1,400,000	-	(1,399,000)	-	-	-	-	-	1,000
Shares of Class B Stock issued to service providers in exchange for services rendered ($0.002 per share)	-	-	-	-	-	-	100,000,000	100,000	119,000	-	-	219,000
Net Loss											(265,206)	(265,206)
Balance 12/31/2010	-	-	1,400,000,000	1,400,000	-	(1,399,000)	100,000,000	100,000	119,000	-	(265,206)	(45,206)

Preferred Stock issued for cash	1,800,000	1,800,000	-	-	-	(1,067,999)	-	-	-	-	-	732,001
Stock issuance costs, preferred stock ($0.41 per share)	-	-	-	-	(232,000)	-	-	-	-	-	-	(232,000)
Common stock issued for cash ($1.00 per share)	-	-	-	-	-	-	200,000	200	199,800	-	-	200,000
Stock issuance costs, common stock	-	-	-	-	-	-	-	-	(30,000)	-		(30,000)
Net Loss											(681,975)	(681,975)
Balance 12/31/2011	1,800,000	1,800,000	1,400,000,000	1,400,000	(232,000)	(2,466,999)	100,200,000	100,200	288,800	-	(947,181)	(57,180)

Net Loss											(627,349)	(627,349)
Balance 12/31/2012	1,800,000	1,800,000	1,400,000,000	1,400,000	(232,000)	(2,466,999)	100,200,000	100,200	288,800	-	(1,574,530)	(684,529)

Effect of merger and recapitalization							26,623,524	26,624	(26,624)	(2,072,374)		(2,072,374)
Purchase of Treasury Shares ($1.00 per share)							(200,000)	(200)	(199,800)			(200,000)
Stock issued for cash ($0.002 per share)							12,600,000	12,600	12,400			25,000
Net Loss											(2,458,632)	(2,458,632)
Balance 12/31/2013	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	139,223,524	$139,224	$74,776	$(2,072,374)	$(4,033,162)	$(5,390,535)

 See accompanying notes to the Condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

STL Marketing Group, Inc.

On October 15, 2012, STL Marketing Group, Inc. (“STLK”) entered into a merger agreement with Versant Corporation, a Delaware corporation (“Versant”). The agreement consisted of $75,000 for the Series A and C Preferred Stock. On January 23 and January 29, the respective Boards of Versant and STLK respectively approved the Share Exchange Plan (“SEP”). As a result of the Share Exchange Plan, on February 4, 2013: (1) the STL Marketing holders of Preferred A and Preferred C Series stock, returned their shares to Treasury for the reclassification and restructuring of these shares; (2) STLK’s Preferred Series A, B and C were restructured and amended to reflect the SEP agreed to by the companies; (3) Versant Class X shareholders exchanged their 1,000 Versant Class X Common shares for 1,400,000,000 Preferred Series B STLK Stock; (4) Versant Class A shareholders exchanged their 1,800,000 Versant Class A shares for 1,800,000 Preferred Series A Convertible STLK Stock; (5) of the 200,003 Versant’s Class B Common Stock shareholders, 200,000 shares ($200,000 value) received convertible notes in STLK and the remaining 3 shares ($219,000 value) received 100,000,000 restricted STLK Common Stock; (6) Versant issued 7,500,000 Class B, Common Shares to STL Marketing Group, granting them 100% of the common shares in Versant. Upon finalization of the merger the accounting acquirer held 1,501,800,000 shares or 98.26% of the combined entity and the legal acquirer held 26,623,524 shares of 1.74% of the combined entity.

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

For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with STL Marketing Group, Inc. as the acquirer. The consolidated financial statements of STL Marketing Group, Inc. for the fiscal year ended December 31, 2013 represent a continuation of the financial statements of Versant Corporation, with one adjustment, which is to retroactively adjust the legal capital of Versant Corporation to reflect the legal capital of STL Marketing Group, Inc.

Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Energia Renovable Versant SRL (ER) (1)	Costa Rica	November, 2010	100%

V Tres Bache SRL (V3) (2)	Costa Rica	November, 2010	100%

Versant Corporation (VC) (3)	Delaware	April, 2010	100%

(1) ER was incorporated to establish renewable energy wind parks in Costa Rica. ER is the sole stockholder of V3.

(2) V3 was incorporated to build and operate the first energy development on the Bache site.

(3) VC was incorporated as the original US holding company for the wind development in Costa Rica.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

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

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

The following are the major categories of liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities

Level 1
None	$-	$-	$-	$-

Level 2
None	-	-	-	-

Level 3
Derivative Liabilities	-	3,250,672	-	-

	$-	$3,250,672	$-	$-

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations. The Company has not recorded any impairment charges during the years ended December 31, 2013 and 2012 or the period April 8, 2010 (inception) to December 31, 2013.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

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

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2013 and 2012. The Company believes that all prior periods are still subject to examination by tax authorities.

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

Since the Company reflected a net loss for the years ended December 31, 2013 and 2012, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Common stock equivalents are as follows:

	December 31, 2013	December 31, 2012

Convertible Debt	183,200,803	-
Liability to be settled in common stock (1)	1,960,769	-
Liability to be settled in common stock (exercise price $0.01/share) (2)	7,271,718	-
Common stock equivalents	192,433,290	-

(1) Fair value was $43,333 at December 31, 2013 and $0 at December 31, 2012. See Note 6.

(2) Fair value was $60,000 at December 31, 2013 and $0 at December 31, 2012. See Note 6.

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

Other Recently Issued, but Not Yet Effective

Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (a) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (b) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in ASU 20103-11 are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 – Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,458,632 and net cash used in operations of $331,349 for the year ended December 31, 2013. The Company has a deficit accumulated during the development stage of $4,033,162 and a working capital deficit of $5,402,299 at December 31, 2013. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Property and Equipment

	December 31, 2013	December 31, 2012
Property and equipment are as follows:
Furniture and fixtures	$4,908	$4,909
Machinery and equipment	7,551	7,551
Leasehold improvements	2,507	2,507
	14,966	14,967
Accumulated depreciation and amortization	(7,735)	(4,907)
Property and equipment - net	$7,231	$10,060

Depreciation expense for the year ended December 31, 2013 and 2012 and for the period from April 8, 2010 (inception) through December 31, 2013 was $2,828, $2,898 and $7,735, respectively.

Note 4 – Due From Investment Bank

In April 2011, the Company engaged a Costa Rican investment bank, as its exclusive agent to advise the Company on the structuring of corporate openness and equity placement. During 2012 the Company entered into a dispute with the investment bank. The Company contends that the investment bank retained more than the fee allowed by the contract on the sale of equity securities (the “Closings”) that took place during the period April 2011 through December 2011. At December 31, 2013 and December 31, 2012, the Company believes they are owed $195,400 and $195,400, respectively, from the investment bank relating to excess fees withheld from the Closings. Due to the uncertainty surrounding the recoverability of the funds from the investment bank the Company has recorded a full allowance against the receivable. This amount has been recorded in additional paid in capital in the statement of stockholders equity. If the company wins the dispute and actually recovers the funds it will be recorded to additional paid in capital.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Note 5 – Notes Payable

	December 31, 2013	December 31, 2012
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. This note is in default.	$50,000	$50,000

In March 2011, third parties loaned the Company $11,500 under demand notes bearing interest from 8-10% per year. The notes were acquired in the merger and are in default.	11,500	-

In December 2011, third parties loaned the Company $5,600 under demand notes bearing interest at 10%, plus a late fee of an additional 2% per month. The notes were acquired in the merger and are in default.	5,600	-

In February 2013, the Company executed a promissory note in the principal amount of $50,000, bearing an interest rate of 5%, with a default rate of 18%. The payment terms involve two payments of $25,000 each. This note is currently in default.	50,000	-

	$117,100	$50,000

Note 6 – Liability to be Settled in Stock

In March of 2008, the Company entered into an asset purchase agreement to purchase certain tangible and intangible assets for $65,000 in STLK common stock. As of December 31, 2013 and December 31, 2012, a liability totaling $43,333 and $0 respectively, exists related to these unissued shares. This liability was acquired in the merger.

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

At December 31, 2013, the Company had recorded the entire $60,000, yet remains outstanding and available to be converted. This liability was acquired in the merger.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Note 7 – Convertible Notes Payable

(A) Convertible Notes Payable

At December 31, 2013 and December 31, 2012, convertible debt consisted of the following:

	December 31, 2013	December 31, 2012

Convertible into 50% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in July 2008 ($75,000), November 2008 ($100,000) and February 2010 ($15,000). These notes bear an interest rate of 8%-10%. These notes were acquired in the merger and are currently in default.	$190,000	$-

Convertible into 50% of the five day average closing bid prices immediately preceding conversion. This note matured in July 2008. This note has an interest rate of 8%. This note was acquired in the merger and is currently in default.	50,000	-

Convertible into 10% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. This note matured in March 2008 and bears a 6% interest rate. This note was acquired in the merger and is currently in default.	40,000	-

Convertible into 75% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These. notes matured in May and June of 2010 and bear an 8% interest rate. These notes were acquired in the merger and are currently in default.	25,000	-

Convertible into 50% of the average of the lowest three closing prices during the 10 trading days immediately preceding conversion. Notes mature in July 2013 – May 2014 and bear an 8% interest rate. $57,000 of principal balance is in default as of December 31, 2013 and an additional $260,000 is in default as of April 15, 2014.	492,000	-

Convertible into 60% of the lowest of any day during the 10 trading days immediately preceding conversion. Note matures in September 2014 and bears a 9.9% interest rate.	27,500	-

Convertible at the greater (a) $0.015 or (b) at 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. Note matures in May 2014 and bears a 10% interest rate.	25,000	-

Convertible into 58% of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in August 2014 and bear an 8% interest rate.	32,500	-
	$882,000	$-

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity

Convertible Debt Balance as of December 31, 2012	-
Convertible Debt acquired in merger	305,000	6% - 10%	Due on Demand (in Default)
Convertible Debt acquired in merger	57,000	8%	July 1, 2013 – December 14, 2013 ($57,000 of balance is in default)
Convertible Notes issued for common stock	200,000	8%	March 1, 2014
Borrowings during the period ended December 31, 2013	320,000	8% - 10%	April 4, 2014 –Sept. 26, 2014

Convertible Debt Balance as of December 31, 2013	882,000

Debt Discount	(184,312)

Convertible Debt Balance as of December 31, 2013 net	$697,688

(B) Debt Discount

During the years ended December 31, 2013 and 2012, the Company recorded debt discounts totaling $518,489 and $0, respectively.

The debt discounts pertain to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value.

The Company amortized $371,924 and $0 during the years ended December 31, 2013 and year ended December 31, 2012, respectively, to interest expense.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

Debt Discount acquired in merger	$57,000	$-
Debt Discount for new convertible notes	518,489	-
Total Debt Discount	575,489

Amortization of debt discount prior to merger	(19,253)
Amortization of debt discount post merger	(371,924)
Total Amortization of Debt Discount	(391,177)

Debt Discount - net	$184,312	$-

Note 8 – Derivative Liabilities

Derivative liability - December 31, 2012	-
Derivative liabilities acquired in merger	1,445,141
Fair value mark to market adjustment for convertible instruments	493,946
Fair value at the commitment date for convertible instruments	1,311,585
Derivative liability - December 31, 2013	$3,250,672

The Company records debt discount to the extent of the gross proceeds raised, any excess amount is recorded as a derivative expense. The Company recorded a derivative expense of $793,097 and $0 for the years ended December 31, 2013 and 2012.

The Company uses the Black-Scholes model to estimate the fair value of its derivative liabilities at the end of each reporting period. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2013:

	Commitment Date	December 31, 2013

Expected dividends:	0%	0%
Expected volatility:	257% - 449%	263% - 327%
Expected term:	0.54 - 1 year	0.01 – 0.66 year
Risk free interest rate:	0.09% - 0.14%	0.01% - 0.10%

Note 9 – Related Party Transactions

(A)	Accounts Payable – Related Party

As of December 31, 2013 and December 31, 2012 the Company had accounts payable due to board members and companies owned by board members of $324,252 and $200,759. During the period April 8, 2010 through December 31, 2013, management and board members have been loaning money to the Company, paying expenses on behalf of the Company and deferring consulting fees.

(B)	Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the period ending December 31, 2013 and December 31, 2012 the amounts were $150,000 and $150,000 respectively.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

(C)	Notes Payable – Related Parties

The Company executed various promissory notes to related parties since inception. No new notes were issued for the period ending December 31, 2013.

The notes had the following range of terms:

•	Maturing in 3 months to 1 year;
•	Non-interest bearing
•	Unsecured
•	Default interest rate at 6%, per annum;

During the years ended December 31, 2013 and December 31, 2012, the Company repaid $2,925 and $7,933 respectively leaving a balance of $73,949 and $76,874 respectively.

The Company is currently in default on all of these notes.

Debt under these obligations at December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012

Notes payable	$73,949	$76,874
Less: Current maturities	(73,949)	(76,874)
Notes payable, net of Current maturities	$-	$-

Note 10 – Retirement Plan

401(k)

The Company provided a 401(k) employee savings and retirement plan (the “Plan”). The Plan covered all employees who have completed six months of consecutive service with 160 hours monthly or have completed one year of service. The Company matched 100 percent of a participant’s elective deferrals up to 3 percent of the participant’s compensation, plus 50 percent of the participant’s elective deferrals that exceed 3 percent of the participant’s compensation, up to 5 percent of the participant’s compensation. Total contributions by the Company to the Plan were $0, $4,650, and $12,349 for the years ended December 31, 2013 and 2012 and for the period April 8, 2010 (inception) through December 31, 2013, respectively.

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

The consolidated financial statements of the Company’s subsidiary, located in Costa Rica, are translated from colones, its functional currently, into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the exchange rate in effect at the reporting date, and all revenue and expenses are translated at the month-end exchange rate. The effects of translating the financial statements of the foreign subsidiary into U.S. dollars are reported as a cumulative translation adjustment, a separate component of the accumulated other comprehensive income (loss) in the consolidated statements of the shareholders’ equity (deficit). Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations. The amount of foreign currency transaction gains and losses and translation adjustments were de minimis during the year ended December 31, 2013.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Note 12 – Stockholders Deficit

Common Stock has 2,600,000,000 shares authorized at $0.001 par value. Subject to the foregoing provisions, dividends may be declared on the Common Stock, and each Share of Common Stock shall entitle the holder thereof to one vote in all proceedings in which action shall be taken by stockholders of the Corporation.

Class A Preferred –

Series A Convertible Preferred Stock has 1,800,000 shares authorized and issued, with a $1.00 par value, with each share of the Series A Preferred Stock to have the following rights and privileges:

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

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

On November 1, 2010, the Company began leasing office space in Colorado Springs. The lease has a three year term. Monthly rent begins at $568 per month and increases over the term of the lease. The Company is also responsible for paying a share of the landlord’s property operating costs. Lease was through November 14, 2013 and has been renewed for an additional three years.

On February 19, 2011, the Company began leasing mixed use space in Costa Rica. The lease has a three year term. monthly rent begins at $1,800 per month and increases over the term of the lease. This lease expires in February 2014 and has not been renewed.

On October 1, 2011, the Company began a virtual office lease. The lease had a one year term and renews automatically. Monthly rent begins at $199 per month and increases over the term of the lease.

Rent expense amounted to $44,501, and $29,534 for the years ended December 31, 2013 and December 31, 2012, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations.

Future minimum lease payments under these operating leases are approximately as follows:

Period Ending December 31,
2014	19,616
2015	15,204
2016	14,461
Total	$49,281

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

On March 19, 2014, the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, entered an order approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, in accordance with a stipulation of settlement between STL Marketing Group, Inc., a Colorado corporation, and Tarpon Bay Partners, LLC, a Florida limited liability company, in the matter entitled Tarpon Bay Partners, LLC v. STL Marketing Group, Inc., Case No. 2014-CA-278. Tarpon commenced the Action against the Company on February 6, 2014 to recover an aggregate of $519,282 of past-due accounts payable of the Company, which Tarpon had purchased from certain service providers of the Company pursuant to the terms of separate receivable purchase agreements between Tarpon and each of such vendors, plus fees and costs. The Assigned Accounts relate to certain legal, accounting, and financial services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Tarpon upon execution of the Order by the Court on March 19, 2014.

For more information, please refer to the Company’s Form 8-K filing with the SEC regarding this matter.

As of April 15, 2014, the Company has entered into convertible notes as follows:

- $75,000 in notes from a third party, convertible into 58% of the lowest three closing prices during the 15 trading days immediately preceding conversion. Notes mature in October and December 2014 and bear an 8% interest rate.

- $21,500 note from a third party, convertible into 50% of the lowest closing bid price during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.

- $25,000 Note convertible at the greater (a) $0.015 or (b) at 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. Note matures in May 2014 and bears a 10% interest rate.

As of April 15, 2014, the Company has increased the outstanding Common Stock as follows:

- 3,846,154 Restricted Common Stock to Iconic Holdings, LLC. of Bethesda, MD. Stock was issued against the agreement for an Equity Line of Credit of up to five million dollars ($5,000,000). This is the first of two tranches for their commitment fee of the contract.

- 1,833,000 Restricted Common Stock to Uptick Capital, LLC. of Stamford, CT. Stock was issued against services for consulting in strategic planning initiatives to enhance and accelerate the commercialization of the Company’s business objectives.

- 4,109,476 Restricted Common Stock to Marisela Chaves Bolanos of Costa Rica. Stock was issued against an outstanding $50,000 convertible note.

- 4,109,476 Restricted Common Stock to Grupos Unidos Tres Ele, S.A of Costa Rica. Stock was issued against an outstanding $50,000 convertible note.

