Form 10-Q
period 2014-03-31
STL Marketing Group, Inc.
filed 2014-05-20
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

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

As of May 20, 2014, there were 180,618,630 shares outstanding of the registrant’s common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

March 31, 2014

(Unaudited)

3

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013

Assets

Current Assets
Cash	$2,603	$717
Prepaid expenses	23,755	-
Deferred offering costs	100,000	25,000
Total Current Assets	126,358	25,717

Property and Equipment, net	6,716	7,231

Other Assets
Security deposits	1,135	4,533
Total Other Assets	1,135	4,533

Total Assets	$134,209	$37,481

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$938,250	$861,022
Accounts payable - related party	365,202	324,252
Notes payable - related party	73,949	73,949
Liability to be settled in stock	118,333	103,333
Notes payable, net of current maturities	117,100	117,100
Current maturities of convertible notes payable, net of discount	851,822	697,688
Derivative liabilities	1,357,391	3,250,672
Total Current Liabilities	3,822,047	5,428,016

Total Liabilities	3,822,047	5,428,016

Commitments and Contingencies

Stockholders’ Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value, 1,800,000 Shares Authorized, 1,800,000 Shares Issued and 1,800,000 outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and 1,400,000,000 outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 144,902,678 Shares Issued and Outstanding at March 31, 2014 and 139,223,524 Issued and Outstanding at December 31, 2013	144,903	139,224
Additional paid in capital - Preferred Stock	(232,000)	(232,000)
Discount on Preferred Stock	(2,466,999)	(2,466,999)
Additional paid in capital - Common Stock	149,097	74,776
Deficit	(2,072,374)	(2,072,374)
Accumulated deficit during the development stage	(2,410,465)	(4,033,162)
Total Stockholders’ Deficit	(3,687,838)	(5,390,535)

Total Liabilities and Stockholders’ Deficit	$134,209	$37,481

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

			For the Period
			April 8, 2010
			(Date of Inception)
	For the Quarter Ended		to
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Compensation	62,607	57,500	875,111
Professional fees	133,209	25,666	1,223,969
Selling, general and administrative	17,510	62,999	347,140
Total operating expenses	213,326	146,165	2,446,220

Loss from operations	(213,326)	(146,165)	(2,446,220)

Other income (expense):
Interest expense	(24,624)	(8,295)	(107,200)
Interest expense - discount on notes	(144,470)	(28,546)	(516,394)
Change in fair value of derivative liabilities	2,104,406	213,220	1,610,460
Derivative expense	(99,289)	(312,413)	(892,386)
Loss on abandonment of land lease	-	-	(58,725)

Other income (expense) - net	1,836,023	(136,034)	35,755

Loss before income tax provision	1,622,697	(282,199)	(2,410,465)

Income tax provision	-	-	-

Net loss	$1,622,697	$(282,199)	$(2,410,465)

Net income/(loss) per common share - basic	$0.01	$(0.00)
Net income/(loss) per common share - diluted	$0.00	$(0.00)

Weighted average common shares outstanding - basic	141,955,408	139,223,524

Weighted average common shares outstanding - diluted	351,363,416	139,223,524

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

			April 8, 2010
			(Date of Inception)
	For the Quarter Ended		to
	March 31, 2014	March 31, 2013	March 31, 2014

Cash Flows From Operating Activities:
Net loss	1,622,697	(282,199)	(2,410,465)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	515	725	17,025
Stock based compensation	45,000	5,000	270,000
Amortization of debt discount	144,470	28,547	516,395
Change in fair value of derivative liabilities	(2,104,406)	(213,220)	(1,610,460)
Derivative expense	99,286	312,413	892,383
Loss on abandonment of land lease	-	-	58,725
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	(23,755)	(396)	(23,755)
Security deposits	3,398	-	(1,135)

Increase (decrease) in:

Accounts payable and accrued liabilities	77,231	72,266	794,193
Accounts payable - related party	40,950	33,704	365,202
Net Cash Used in Operating Activities	(94,614)	(43,160)	(1,131,892)

Cash Flows From Investing Activities:
Cash acquired in merger	-	1,131	1,131
Net proceeds from disposition of land lease	-	-	67,500
Cash payment for land lease	-	-	(135,000)
Purchase of property and equipment	-	-	(14,967)
Deposit for acquisition	-	-	(25,000)
Loan to related party	-	13,675	13,675
Net Cash Provided by (Used in) Investing Activities	-	14,806	(92,661)

Cash Flows From Financing Activities:
Proceeds from notes	-	-	50,000
Proceeds from related party notes	-	-	95,428
Repayment of related party notes	-	(975)	(21,479)
Proceeds from related party loans	-	-	16,706
Proceeds from issuance of preferred stock	-	-	732,001
Stock issuance costs, preferred stock	-	-	(232,000)
Proceeds from issuance of common stock	-	25,000	225,000
Stock issuance costs, common stock	-	-	(30,000)
Proceeds from convertible notes	96,500	10,000	391,500
Net Cash Provided by Financing Activities	96,500	34,025	1,227,156

Net change in cash	1,886	5,671	2,603

Cash at beginning of period	717	185	-

Cash at end of period	2,603	5,856	2,603

Supplemental disclosure of non-cash investing and financing activities:
As part of the reverse merger, the Company acquired the following assets and liabilities:
Cash	$-	$-	$1,131
Convertible Debt, Net of Discount	$-	$-	$(324,253)
Accounts Payable & Accrued Liabilities	$-	$-	$(113,678)
Promissory Notes	$-	$-	$(17,100)
Liability to be settled in stock	$-	$-	$(98,333)
Reduction of deposit for acquisition	$-	$-	$(25,000)
Debt issued in acquisition	$-	$-	$(50,000)
Net liabilities acquired & non-cash acquisition costs	$-	$-	$(2,072,374)

Convertible notes issued in exchange for common stock	$-	$-	$(200,000)
Note payable issued for deferred offering costs	$25,000	$-	$50,000
Common stock issued for deferred offering costs	$50,000	$-	$50,000

See accompanying notes to the Condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

April 8, 2010 (Date of Inception) to March 31, 2014

	Preferred Stock, Class A		Preferred Stock, Class B		Additional Paid-In Capital	Discount on	Common Stock, Class B		Additional Paid-In Capital		Accumulated Deficit during the
	Par Value $1.00		Par Value $0.001		Preferred	Preferred	Par Value $0.001		Common		development
	Shares	Amount	Shares	Amount	Stock	Stock	Shares	Amount	Stock	Deficit	stage	Total
Balance 4/8/2010	-	$-	-	$-	$-	$-	-	$-	$-	$-	$-	$-
Founders Stock ($0.001 per share)	-	-	1,400,000,000	1,400,000	-	(1,399,000)	-	-	-	-	-	1,000
Shares of Class B Stock issued to service providers in exchange for services rendered ($0.002 per share)	-	-	-	-	-	-	100,000,000	100,000	119,000	-	-	219,000
Net Loss											(265,206)	(265,206)
Balance 12/31/2010	-	-	1,400,000,000	1,400,000	-	(1,399,000)	100,000,000	100,000	119,000	-	(265,206)	(45,206)

Preferred Stock issued for cash	1,800,000	1,800,000	-	-	-	(1,067,999)	-	-	-	-	-	732,001
Stock issuance costs, preferred stock ($0.41 per share)	-	-	-	-	(232,000)	-	-	-	-	-	-	(232,000)
Common stock issued for cash ($1.00 per share)	-	-	-	-	-	-	200,000	200	199,800	-	-	200,000
Stock issuance costs, common stock	-	-	-	-	-	-	-	-	(30,000)	-		(30,000)
Net Loss											(681,975)	(681,975)
Balance 12/31/2011	1,800,000	1,800,000	1,400,000,000	1,400,000	(232,000)	(2,466,999)	100,200,000	100,200	288,800	-	(947,181)	(57,180)

Net Loss											(627,349)	(627,349)
Balance 12/31/2012	1,800,000	1,800,000	1,400,000,000	1,400,000	(232,000)	(2,466,999)	100,200,000	100,200	288,800	-	(1,574,530)	(684,529)

Effect of merger and recapitalization							26,623,524	26,624	(26,624)	(2,072,374)		(2,072,374)
Purchase of Treasury Shares ($1.00 per share)							(200,000)	(200)	(199,800)			(200,000)
Stock issued for cash ($0.002 per share)							12,600,000	12,600	12,400			25,000
Net Loss											(2,458,632)	(2,458,632)
Balance 12/31/2013	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	139,223,524	$139,224	$74,776	$(2,072,374)	$(4,033,162)	$(5,390,535)

Stock issued for service ($0.020 per share)							733,000	733	14,267			15,000
Stock issued for service ($0.014 per share)							1,100,000	1,100	13,900			15,000
Stock issued for service ($0.013 per share)							3,846,154	3,846	46,154			50,000
Net Profit/(Loss)											1,622,697	1,622,697
Balance 03/31/2014	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	144,902,678	$144,903	$149,097	$(2,072,374)	$(2,410,465)	$(3,687,838)

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

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

The Company’s core focus is on the development of renewable energy projects. Our business is the prospective sale of electricity that we plan to generate to a government owned utility company in Costa Rica. In addition, the Company is looking for additional opportunities to bolster its revenue stream.

Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2013 and 2012, together with Management’s Discussion and Analysis, as contained in the Form 10-K filed on April 15, 2014. The financial information as of December 31, 2013 is derived from the audited financial statements for the year ended December 31, 2013. The interim results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

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

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

The following are the major categories of liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities

Level 1
None	$-	$-	$-	$-

Level 2
None	-	-	-	-

Level 3
Derivative Liabilities	-	1,357,391	3,250,672	-
	$-	$1,357,391	$3,250,672	$-

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

March 31, 2014

(Unaudited)

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

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations. The Company has not recorded any impairment charges during the months ended March 31, 2014 and 2013 or the period April 8, 2010 (inception) to March 31, 2014.

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

March 31, 2014

(Unaudited)

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

March 31, 2014

(Unaudited)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended March 31, 2014 and 2013. The Company believes that all prior periods are still subject to examination by tax authorities.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

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

During the three months ended March 31, 2013, we reported net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods. During the three months ended March 31, 2014, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation and the dilutive effect of convertible instruments were determined by application of the if-converted method.

Common stock equivalents are as follows:

	March 31, 2014	December 31, 2013

Convertible Debt	252,007,525	183,200,803
Liability to be settled in common stock (1)	6,140,316	1,960,769
Liability to be settled in common stock (exercise price $0.01/share) (2)	8,527,635	7,271,718
Common stock equivalents	266,675,476	192,433,290

(1)	Fair value was $58,333 at March 31, 2014 and $43,333 at December 31, 2013. See Note 6.

(2)	Fair value was $60,000 at March 31, 2014 and $60,000 at December 31, 2013. See Note 6.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

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

Note 2 – Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net profit of $1,622,697 and net cash used in operations of $94,614 for the three months ended March 31, 2014. The Company has a deficit accumulated during the development stage of $2,410,465 and a working capital deficit of $3,695,689 at March 31, 2014. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Property and Equipment

	March 31, 2014	December 31, 2013
Property and equipment are as follows:
Furniture and fixtures	$4,909	$4,909
Machinery and equipment	7,551	7,551
Leasehold improvements	2,507	2,507
	14,967	14,967
Accumulated depreciation and amortization	(8,251)	(7,736)
Property and equipment - net	$6,716	$7,231

Depreciation expense for the three months ended March 31, 2014 and 2013 and for the period from April 8, 2010 (inception) through March 31, 2014 was $515, $725 and $8,251, respectively.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 4 – Due From Investment Bank

In April 2011, the Company engaged a Costa Rican investment bank, as its exclusive agent to advise the Company on the structuring of corporate openness and equity placement. During 2012 the Company entered into a dispute with the investment bank. The Company contends that the investment bank retained more than the fee allowed by the contract on the sale of equity securities (the “Closings”) that took place during the period April 2011 through December 2011. At March 31, 2014 and December 31, 2013, the Company believes they are owed $195,400 and $195,400, respectively, from the investment bank relating to excess fees withheld from the Closings. Due to the uncertainty surrounding the recoverability of the funds from the investment bank the Company has recorded a full allowance against the receivable. This amount has been recorded in additional paid in capital in the statement of stockholders equity. If the company wins the dispute and actually recovers the funds it will be recorded to additional paid in capital.

Note 5 – Notes Payable

	March 31, 2014	December 31, 2013
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. This note is in default.	$50,000	$50,000

In March 2011, third parties loaned the Company $11,500 under demand notes bearing interest from 8-10% per year. The notes were acquired in the merger and are in default.	11,500	11,500

In December 2011, third parties loaned the Company $5,600 under demand notes bearing interest at 10%, plus a late fee of an additional 2% per month. The notes were acquired in the merger and are in default.	5,600	5,600

In February 2013, the Company executed a promissory note in the principal amount of $50,000, bearing an interest rate of 5%, with a default rate of 18%. The payment terms involve two payments of $25,000 each. This note is currently in default.	50,000	50,000
	$117,100	$117,100

Note 6 – Liability to be Settled in Stock

In March of 2008, the Company entered into an asset purchase agreement to purchase certain tangible and intangible assets for $65,000 in STLK common stock. As of March 31, 2014 and December 31, 2013, a liability totaling $43,333 and $43,333 respectively, exists related to these unissued shares. This liability was acquired in the merger.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

In August 2012, the Company executed a consulting agreement with a third party to provide various services. Under the terms of the agreement, the consultant would be paid $10,000 per month for six months in the form of free trading shares. The share total is computed as follows:

●	Earned compensation will accrue interest at 6%; and

●	Accrued compensation will be convertible at a discount of 70% to market, based upon the average of the lowest 3 closing bid prices of the 20 days preceding any conversion

At March 31, 2014, the fully recorded amount of $60,000, remains outstanding and available to be converted. This liability was acquired in the merger.

In January of 2014, the Company executed a three-month consulting agreement with a third party to provide strategic planning matters. The consultant would be paid $15,000 per month for three months in the form of restricted common stock, using the average of the last five trading days of the month. As of March 31, 2014 the last remaining months balance of $15,000 has yet to be issued. There is no interest under this agreement.

Note 7 – Convertible Notes Payable

(A)	Convertible Notes Payable

At March 31, 2014 and December 31, 2013, convertible debt consisted of the following:

	March 31, 2014	December 31, 2013
Convertible into 50% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in July 2008 ($75,000), November 2008 ($100,000) and February 2010 ($15,000). These notes bear an interest rate of 8%-10%. These notes were acquired in the merger and are currently in default.	$190,000	$190,000

Convertible into 50% of the five day average closing bid prices immediately preceding conversion. This note matured in July 2008. This note has an interest rate of 8%. This note was acquired in the merger and is currently in default.	50,000	50,000

Convertible into 10% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. This note matured in March 2008 and bears a 6% interest rate. This note was acquired in the merger and is currently in default.	40,000	40,000

Convertible into 75% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in May and June of 2010 and bear an 8% interest rate. These notes were acquired in the merger and are currently in default.	25,000	25,000

Convertible into 50% of the average of the lowest three closing prices during the 10 trading days immediately preceding conversion. Notes mature in July 2013 – May 2014 and bear an 8% interest rate. $257,000 of principal balance is in default as of March 31, 2014 and an additional $135,000 is in default as of May 20, 2014.	492,000	492,000

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

Convertible into 60% of the lowest of any day during the 10 trading days immediately preceding conversion. Note matures in September 2014 and bears a 9.9% interest rate.	27,500	27,500

Convertible at the greater (a) $0.015 or (b) at 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. Note matures in May 2014 and bears a 10% interest rate.	25,000	25,000

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in August 2014 and bear an 8% interest rate.	32,500	32,500

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in October 2014 and bear an 8% interest rate.	42,500	-

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in December 2014 and bear an 8% interest rate.	32,500	-

Convertible at a 50% discount of the lowest of any day during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bear an 8% interest rate.	21,500	-

Convertible at the greater (a) $0.015 or (b) at 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. Note matures in September 2014 and bear a 10% interest rate.	25,000	-
	$1,003,500	$882,000

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

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity

Convertible Debt Balance as of December 31, 2013	882,000	8%-10%	March 2013 – Sept. 2014 ($697,000 of balance is in default as of May 20, 2014)
Borrowings during the period ended March 31, 2014	121,500	8% -10%	October 2014 –March 2015

Convertible Debt Balance as of March 31, 2014	1,003,500

Debt Discount	(151,678)

Convertible Debt Balance as of March 31, 2014 net	$851,822

(B)	Debt Discount

During the three months ended March 31, 2014 and 2013, the Company recorded debt discounts totaling $111,836 and $215,000 respectively.

The debt discounts pertain to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value.

The Company amortized $144,470 and $28,547 during the three months ended March 31, 2014 and March 31, 2013, respectively, to interest expense.

	March 31, 2014	December 31, 2013

Debt Discount	$687,325	$575,489
Amortization of debt discount	(535,647)	(391,177)
Debt Discount - net	$151,678	$184,312

Note 8 – Derivative Liabilities

Derivative liability – December 31, 2013	3,250,672
Fair value mark to market adjustment for convertible instruments	(2,104,406)
Fair value at the commitment date for convertible instruments	211,125
Derivative liability - March 31, 2014	$1,357,391

The Company records debt discount to the extent of the gross proceeds raised, any excess amount is recorded as a derivative expense. The Company recorded a derivative expense of $99,289 and $312,413 for the three months ended March 31, 2014 and 2013.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

The Company uses the Black-Scholes model to estimate the fair value of its derivative liabilities at the end of each reporting period. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2014:

	Commitment Date	March 31, 2014

Expected dividends:	0%	0%
Expected volatility:	244% - 449%	58% - 257%
Expected term:	0.50 - 1 year	0.01 - 0.93 year
Risk free interest rate:	0.08% - 0.14%	0.03% - 0.13%

Note 9 – Related Party Transactions

(A)	Accounts Payable – Related Party

As of March 31, 2014 and December 31, 2013 the Company had accounts payable due to board members and companies owned by board members of $365,202 and $324,252. During the period April 8, 2010 through March 31, 2014, management and board members have been loaning money to the Company, paying expenses on behalf of the Company and deferring consulting fees.

(B)	Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the period ending March 31, 2014 and March 31, 2013 the amounts were $37,500 and $37,500 respectively.

(C)	Notes Payable – Related Parties

The Company executed various promissory notes to related parties since inception. No new notes were issued for the period ending March 31, 2014.

The notes had the following range of terms:

●	Maturing in 3 months to 1 year;
●	Non-interest bearing
●	Unsecured
●	Default interest rate at 6%, per annum;

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company repaid $0 and $2,925 respectively leaving a balance of $73,949 and $73,949 respectively.

The Company is currently in default on all of these notes.

Debt under these obligations at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013

Notes payable	$73,949	$73,949
Less: Current maturities	(73,949)	(73,949)
Notes payable, net of Current maturities	$-	$-

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 10 – Retirement Plan

401(k)

The Company provided a 401(k) employee savings and retirement plan (the “Plan”). The Plan covered all employees who have completed six months of consecutive service with 160 hours monthly or have completed one year of service. The Company matched 100 percent of a participant’s elective deferrals up to 3 percent of the participant’s compensation, plus 50 percent of the participant’s elective deferrals that exceed 3 percent of the participant’s compensation, up to 5 percent of the participant’s compensation. Total contributions by the Company to the Plan were $0, $0, and $12,349 for the three months ended March 31, 2014 and 2013 and for the period April 8, 2010 (inception) through March 31, 2014, respectively.

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

The consolidated financial statements of the Company’s subsidiary, located in Costa Rica, are translated from colones, its functional currently, into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the exchange rate in effect at the reporting date, and all revenue and expenses are translated at the month-end exchange rate. The effects of translating the financial statements of the foreign subsidiary into U.S. dollars are reported as a cumulative translation adjustment, a separate component of the accumulated other comprehensive income (loss) in the consolidated statements of the shareholders’ equity (deficit). Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations. The amount of foreign currency transaction gains and losses and translation adjustments were de minimis during the period ended March 31, 2014.

Note 12 – Stockholders Deficit

Common Stock –

Common Stock has 2,600,000,000 shares authorized at $0.001 par value. Subject to the foregoing provisions, dividends may be declared on the Common Stock, and each Share of Common Stock shall entitle the holder thereof to one vote in all proceedings in which action shall be taken by stockholders of the Corporation.

For the three months ended March 31, 2014 the following Common Stock has been issued:

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

March 31, 2014

(Unaudited)

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

March 31, 2014

(Unaudited)

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

During the year ended December 31, 2011 the Company paid the investment bank fees of $262,000. The Company is disputing $195,400 of these fees. (See Note 4)

On March 19, 2014, the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, entered an order approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, in accordance with a stipulation of settlement between STL Marketing Group, Inc., a Colorado corporation, and Tarpon Bay Partners, LLC, a Florida limited liability company, in the matter entitled Tarpon Bay Partners, LLC v. STL Marketing Group, Inc. , Case No. 2014-CA-278. Tarpon commenced the Action against the Company on February 6, 2014 to recover an aggregate of $519,282 of past-due accounts payable of the Company, which Tarpon had purchased from certain service providers of the Company pursuant to the terms of separate receivable purchase agreements between Tarpon and each of such vendors, plus fees and costs. The Assigned Accounts relate to certain legal, accounting, and financial services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Tarpon upon execution of the Order by the Court on March 19, 2014.

For more information, please refer to the Company’s Form 8-K filing with the SEC regarding this matter.

Currently, the 3(a)(10) process is operating as agreed upon, with shares being issued, sold and the Company’s debts settled as per the terms and conditions in the contract.

Operating Leases

On November 1, 2010, the Company began leasing office space in Colorado Springs. This lease has been renewed for an additional three-year term. Monthly rent begins at $694 per month and increases over the term of the lease. The Company is also responsible for paying a share of the landlord’s property operating costs. The renewal lease began in November 2013 and expires in October 2016.

On February 19, 2011, the Company began leasing mixed use space in Costa Rica. The lease had a three year term. The monthly rent began at $1,800 per month and increased over the term of the lease. This lease expired in February 2014 and was not renewed.

On October 1, 2011, the Company began a virtual office lease. The lease had a one year term and renews automatically. Monthly rent begins at $199 per month and increases over the term of the lease. This lease was cancelled in January 2014.

Rent expense amounted to $9,542, and $10,374 for the period ending March 31, 2014 and March 31, 2013, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

Future minimum lease payments under these operating leases are approximately as follows:

Period Ending March 31,
2014	11,024
2015	15,256
2016	13,147
Total	$39,426

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

As of May 20, 2014, the Company has increased the outstanding Common Stock as follows:

- 27,497,000 Common Stock to Tarpon Bay Partners, LLC. of Naples, FL. Stock was issued pursuant to Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by STL Marketing Group, Inc. (“STL” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

Our business is the prospective sale of electricity we plan to generate to a government owned utility company in Costa Rica (the “Utility Company”). The Company intends to enter into a Power Purchase Agreement with the Utility Company (the “PPA”). The Company has strived to maintain a small operating budget during this time prior to the signing of the PPA. If the PPA is executed and the planning and construction phase begins, the Company anticipates using particular vendors that it believes will provide the necessary deliverables. We intend to have the overall management, oversight and financial functions of the project handled internally throughout the life of the PPA.

The Company maintains and continuously updates various key items in its assumptions, as well as project timelines. We believe this process allows us to maintain the financial projections, time frames and costs under supervision. Based on the current timelines, the Company hopes to begin operating the wind farm within eighteen months of executing the PPA. We believe the signing of the PPA is the most critical milestone for the Company to move forward with the development of the wind park. We currently believe the approval process and the signing of the PPA is in its final stages and anticipate an executed PPA before the end of the 2014 fiscal year.

If the PPA is signed, the Company plans to move into the development stage for the wind park. If the wind park is completed, the Company believes sales with the Utility Company will be guaranteed for the term of the contract, which is currently proposed as twenty-five (25) years. Additionally, we believe there will be no competition for the Company once the PPA is signed, as our contract covers our entire production and we believe the government of Costa Rica is committed to buying this electricity over the twenty-five (25) year term. Additionally, each government utility in Costa Rica has exclusive territory to its client base by law.

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

The Company has already decided, as required by the Ex-Im, to hire a wind turbine manufacturer to handle the Operations and Management of the wind park once operational. This will allow the Company to focus on overall customer relations and top-level oversight, handling only financial and executive functions. Costs for Operations and Management have been factored into the Company’s costs for the wind park.

The lack of funding at any stage potentially delays the development of the wind farm and adds costs as the Company’s operations continue. There are no assurances that the Company can raise either equity or debt financing on favorable terms or at all. If Company is unable to raise such funds it may need to cease operations.

Results of Operations for the three months ended March 31, 2014 and 2013

For the three months ended March 31, 2014 and 2013

The Company is still a development stage company and therefore has no revenues to date.

For the three months ended March 31, 2014 and 2013, the Company reported a net income/(loss) of $1,622,697 and $(282,199), respectively. The change in net income/(loss) between the periods ended March 31, 2014 and 2013 was primarily attributed to decreased liabilities in derivative liabilities.

Operating expenses increased by 46% during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The $67,161 increase in operating expenses is primarily attributed to the following changes in operating expenses: increase in compensation of $5,107 due to the inclusion of payroll taxes, increase in professional fees of $107,543 related to SEC filing requirements and a decrease in general and administrative of $45,489 related decrease in travel and marketing.

Liquidity and Capital Resources

We believe our estimated working capital requirements (not including construction) over the twelve months after the signature of the PPA is $1,250,000. These funds are necessary to ensure the timely achievement of critical milestones necessary for the successful development of the wind park, including, but not limited to the following:

No	Description	Estimated Cost
1	Completion of Environmental Studies	$125,000
2	Engineering/ Design of Wind Park	$450,000
3	Interconnection Study	$30,000
4	Legal (WTG negotiation & contract, O&M contract, Insurance)	$250,000
5	Fund Raising Travel Expenses	$25,000
6	Administration & Operations	$370,000
	Total	$1,250,000

The Company has several options it is reviewing and analyzing for short-term and long term funding. The Company will seek to raise the bulk of its capital requirements through an offering of its common stock once the PPA is signed. There are no assurances that such capital will be available on favorable terms or at all. The Company estimates that $1,250,000 would be sufficient to ensure the final studies and engineering is completed, as the Company seeks to secure the full amount required for the development of the wind park. Critical milestones for the development of the wind park, outside of the above required work include:

Description	Estimated Costs
Permitting	$400,000
Construction of Wind Park	$9,600,000
Sub-Station Construction	$4,000,000
Wind Turbine Generators	$43,000,000
Total	$57,000,000

As of March 31, 2014, we had a working deficit of $3,695,689 as compared to December 31, 2013 of $5,402,299 a decrease of $1,706,610. The decrease in working deficit for the period ended March 31, 2014, is primarily attributed to an increase in the Company’s assets of prepaid expenses of $23,755 and deferred offering costs of $75,000, as well as an increase in liabilities related to accrued payables and expenses of $118,178, liability to be settled in stock of $15,000, additional convertible notes, net of discount of $154,134 and a decrease in derivative liabilities of $1,893,281.

Net cash used in operating activities for the three months ended March 31, 2014 and 2013, was $(94,614) and $(43,160), respectively. The Net Income/(Loss) for the three months ended March 31, 2014 and 2013 was $1,622,697 and $(282,199), respectively.

Net cash provided by investing activities for the three months ended March 31, 2014 was $0, as compared to the three months ended March 31, 2013 was $14,806.

Net cash provided by all financing activities for the three months ended March 31, 2014 was $96,500, as compared to $34,025 for the three months ended March 31, 2013. During the three month period ended March 31, 2014, the Company sold notes for the proceeds of $96,500.

The estimated working capital requirement for the next twelve months is $1,250,000 with an estimated burn rate of $104,000 per month. The Company continues to proceed with the required field studies and engineering needed on the wind park.

Over the next twelve months the Company anticipates executing its Power Purchase Agreement, pursuing debt financing for approximately $45,000,000 and raising an estimated $10,500,000 of private equity to develop the first wind park on the site. Such financing would help the Company eliminate its existing debt and help ensure all studies and necessary environmental, engineering and legal work estimated at $1,000,000 is required to ensure the timely installation of the wind turbine generators.

As reflected in the accompanying financial statements, the Company has a net income and net cash used in operations of $1,622,697 and $94,614, respectively, for the three months ended March 31, 2014.

The ability of the Company to continue its operations is dependent on management of the Company’s plans, which include the raising of capital through debt and or equity markets with some additional funding from other traditional financing sources, which may include term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, though there is no guarantee it will be able to do so.

Going Concern

Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than disclosed below, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Exchange Under Section 3(a)(10)

On March 19, 2014, the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement (the “Settlement Agreement”) between the Company, and Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”), in the matter entitled Tarpon Bay Partners, LLC v. STL Marketing Group, Inc., Case No. 2014-CA-278 (the “Action”). Tarpon commenced the Action against the Company on February 6, 2014 to recover an aggregate of $519,281.96 of past-due accounts payable of the Company, which Tarpon had purchased from certain service providers of the Company pursuant to the terms of separate receivable purchase agreements between Tarpon and each of such vendors (the “Assigned Accounts”), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain legal, accounting, and financial services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Tarpon upon execution of the Order by the Court on March 19, 2014. Please see the current report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2014.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended March 31, 2014.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STL Marketing Group, Inc.

Date: May 20, 2014	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	Chief Executive Officer
(Principal Executive Officer)

