Form 10-Q
period 2014-06-30
STL Marketing Group, Inc.
filed 2014-08-19
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2014

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

As of August 19, 2014, there were 249,937,641 shares of the registrant’s common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013

Assets

Current Assets
Cash	$13,688	$717
Prepaid expenses	69	-
Deferred offering costs	92,153	25,000
Total Current Assets	105,910	25,717

Property and Equipment, net	6,200	7,231

Other Assets
Security deposits	1,135	4,533
Total Other Assets	1,135	4,533

Total Assets	$113,245	$37,481

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$943,983	$861,022
Accounts payable - related party	399,386	324,252
Notes payable - related party	73,949	73,949
Liability to be settled in stock	75,000	103,333
Liability settlement	36,280	-
Notes payable, net of current maturities	75,000	117,100
Current maturities of convertible notes payable, net of discount	921,889	697,688
Derivative liabilities	2,978,340	3,250,672
Total Current Liabilities	5,503,827	5,428,016

Total Liabilities	5,503,827	5,428,016

Commitments and Contingencies

Stockholders' Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value,
1,800,000 Shares Authorized, 1,800,000 Shares Issued and 1,800,000 outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized,
1,400,000,000 Shares Issued and 1,400,000,000 outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized,
Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized,
249,937,641 Shares Issued and Outstanding at June 30, 2014 and	249,938	139,224
139,223,524 Issued and Outstanding at December 31, 2013
Additional paid in capital - Preferred Stock	(232,000)	(232,000)
Discount on Preferred Stock	(2,466,999)	(2,466,999)
Additional paid in capital - Common Stock	326,871	74,776
Deficit	(2,072,374)	(2,072,374)
Accumulated deficit during the development stage	(4,396,018)	(4,033,162)
Total Stockholders' Deficit	(5,390,582)	(5,390,535)

Total Liabilities and Stockholders' Deficit	$113,245	$37,481

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

					For the Period
					April 8, 2010
					(Date of Inception)
	For the Three Month Ended		For the Six Month Ended		to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenues	$-	$-	$-	$-	$-

Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Compensation	61,899	57,500	124,506	115,000	937,010
Professional fees	73,232	107,430	206,441	133,096	1,297,201
Selling, general and administrative	16,334	77,377	33,844	140,376	363,474
Total operating expenses	151,465	242,307	364,791	388,472	2,597,685

Loss from operations	(151,465)	(242,307)	(364,791)	(388,472)	(2,597,685)

Other income (expense):
Interest expense	(33,069)	(17,819)	(57,693)	(26,114)	(140,269)
Interest expense - discount on notes	(102,566)	(102,540)	(247,036)	(131,086)	(618,960)
Loss on Settlement Liability	(41,856)	-	(41,856)	-	(41,856)
Change in fair value of derivative liabilities	(1,534,462)	646,845	569,944	860,065	75,998
Derivative expense	(122,135)	(415,029)	(221,424)	(727,442)	(1,014,521)
Loss on abandonment of land lease	-	-	-	-	(58,725)

Other income (expense) - net	(1,834,088)	111,457	1,935	(24,577)	(1,798,333)

Loss before income tax provision	(1,985,553)	(130,850)	(362,856)	(413,049)	(4,396,018)

Income tax provision	-	-	-	-	-

Net Income (Loss)	$(1,985,553)	$(130,850)	$(362,856)	$(413,049)	$(4,396,018)

Net income/(loss) per common share - basic & diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic & diluted	180,232,846	139,223,524	161,199,866	136,789,270

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

			April 8, 2010
			(Date of Inception)
	For the Six Months Ended		to
	June 30, 2014	June 30, 2013	June 30, 2014

Cash Flows From Operating Activities:
Net Income (Loss)	$(362,856)	$(413,049)	$(4,396,018)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,031	1,449	17,541
Stock based compensation	45,000	5,000	270,000
Amortization of debt discount	247,036	131,087	618,961
Change in fair value of derivative liabilities	(569,944)	(860,065)	(75,998)
Derivative expense	213,577	727,442	1,006,674
Amortization of deferred offering costs	7,847	-	7,847
Financing fees	41,856	-	41,856
Debt converted below par	7,857	-	7,857
Loss on abandonment of land lease	-	-	58,725
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	(69)	(1,193)	(69)

Increase (decrease) in:

Accounts payable and accrued liabilities	116,604	137,377	833,566
Accounts payable - related party	75,134	45,906	399,386
Net Cash Used in Operating Activities	(176,927)	(226,046)	(1,209,672)

Cash Flows From Investing Activities:
Cash acquired in merger	-	1,131	1,131
Net proceeds from disposition of land lease	-	-	67,500
Cash payment for land lease	-	-	(135,000)
Purchase of property and equipment	-	-	(14,967)
Deposit for acquisition	-	-	(25,000)
Loan to related party	-	13,675	13,675
Security deposits	3,398	-	(1,135)
Net Cash Provided by (Used in) Investing Activities	3,398	14,806	(93,796)

Cash Flows From Financing Activities:
Proceeds from notes	-	-	50,000
Proceeds from related party notes	-	-	95,428
Repayment of related party notes	-	(1,950)	(21,479)
Proceeds from related party loans	-	-	16,706
Proceeds from issuance of preferred stock	-	-	732,001
Stock issuance costs, preferred stock	-	-	(232,000)
Proceeds from issuance of common stock	-	25,000	225,000
Stock issuance costs, common stock	-	-	(30,000)
Proceeds from convertible notes	186,500	235,000	481,500
Net Cash Provided by Financing Activities	186,500	258,050	1,317,156

Net change in cash	12,971	46,810	13,688

Cash at beginning of period	717	185	-

Cash at end of period	$13,688	$46,995	$13,688

Supplemental disclosure of non-cash investing and financing activities:

As part of the reverse merger, the Company acquired the following assets and liabilities:
Cash	$-	$1,131	$1,131
Convertible Debt, Net of Discount	$-	$(324,253)	$(324,253)
Accounts Payable & Accrued Liabilities	$-	$(113,678)	$(113,678)
Promissory Notes	$-	$(17,100)	$(17,100)
Liability to be settled in stock	$-	$(98,333)	$(98,333)
Reduction of deposit for acquisition	$-	$(25,000)	$(25,000)
Debt issued in acquisition	$-	$(50,000)	$(50,000)
Net liabilities acquired & non-cash acquisition costs	$-	$(2,072,374)	$(2,072,374)

Conversion of convertible notes payable into common stock	$32,500	$-	$-
Note payable issued for deferred offering costs	$25,000	$-	$50,000
Common stock issued for deferred offering costs	$50,000	$-	$50,000
Liabilities settled in connection with the Liabilities Purchase Agreement	$81,495	$-	$-

See accompanying notes to the Condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit

April 8, 2010 (Date of Inception) to June 30, 2014

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		Additional Paid-In Capital	Discount on	Common Stock, Class B Par Value $0.001		Additional Paid-In Capital		Accumulated Deficit during the
	Shares	Amount	Shares	Amount	Preferred Stock	Preferred Stock	Shares	Amount	Common Stock	Deficit	development stage	Total
Balance 4/8/2010	-	$-	-	$-	$-	$-	-	$-	$-	$-	$-	$-
Founders Stock ($0.001 per share)	-	-	1,400,000,000	1,400,000	-	(1,399,000)	-	-	-	-	-	1,000
Shares of Class B Stock issued to service providers in exchange for services rendered ($0.002 per share)	-	-	-	-	-	-	100,000,000	100,000	119,000	-	-	219,000
Net Loss	-	-	-	-	-	-			-	-	(265,206)	(265,206)
Balance 12/31/2010	-	-	1,400,000,000	1,400,000	-	(1,399,000)	100,000,000	100,000	119,000	-	(265,206)	(45,206)

Preferred Stock issued for cash	1,800,000	1,800,000	-	-	-	(1,067,999)	-	-	-	-	-	732,001
Stock issuance costs, preferred stock ($0.41 per share)	-	-	-	-	(232,000)	-	-	-	-	-	-	(232,000)
Common stock issued for cash ($1.00 per share)	-	-	-	-	-	-	200,000	200	199,800	-	-	200,000
Stock issuance costs, common stock	-	-	-	-	-	-	-	-	(30,000)	-	-	(30,000)
Net Loss	-	-	-	-	-	-	-	-	-	-	(681,975)	(681,975)
Balance 12/31/2011	1,800,000	1,800,000	1,400,000,000	1,400,000	(232,000)	(2,466,999)	100,200,000	100,200	288,800	-	(947,181)	(57,180)

Net Loss											(627,349)	(627,349)
Balance 12/31/2012	1,800,000	1,800,000	1,400,000,000	1,400,000	(232,000)	(2,466,999)	100,200,000	100,200	288,800	-	(1,574,530)	(684,529)

Effect of merger and recapitalization	-	-	-	-	-	-	26,623,524	26,624	(26,624)	(2,072,374)	-	(2,072,374)
Purchase of Treasury Shares ($1.00 per share)	-	-	-	-	-	-	(200,000)	(200)	(199,800)	-	-	(200,000)
Stock issued for cash ($0.002 per share)	-	-	-	-	-	-	12,600,000	12,600	12,400	-	-	25,000
Net Loss	-	-	-	-	-	-	-	-	-	-	(2,458,632)	(2,458,632)
Balance 12/31/2013	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	139,223,524	$139,224	$74,776	$(2,072,374)	$(4,033,162)	$(5,390,535)

Stock issued for service ($0.020 per share)	-	-	-	-	-	-	733,000	733	14,267	-	-	15,000
Stock issued for service ($0.014 per share)	-	-	-	-	-	-	1,100,000	1,100	13,900	-	-	15,000
Stock issued for service ($0.013 per share)	-	-	-	-	-	-	3,846,154	3,846	46,154	-	-	50,000
Stock issued for conversion of note payable	-	-	-	-	-	-	41,656,963	41,657	-	-	-	41,657
Reclasification of derivative liabilities due to conversion of debt	-	-	-	-	-	-	-	-	117,801	-	-	117,801
Liabilities settled under Liability Purchase Agreement	-	-	-	-	-	-	63,378,000	63,378	59,973	-	-	123,351
Net Profit/(Loss)	-	-	-	-	-	-	-	-	-	-	(362,856)	(362,856)
Balance 06/30/2014	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	249,937,641	$249,938	$326,871	$(2,072,374)	$(4,396,018)	$(5,390,582)

See accompanying notes to the Condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

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

The Company has recently added the sale and distribution of PBX equipment (VoIP technology) to its original focus in the development of renewable energy projects. As a result our business is the sales and distribution of VoIP PBXs under the brand name PhoneSuite as well as the prospective sale of electricity through a wind park to a government owned utility company in Costa Rica. The Company continues to evaluate additional opportunities to bolster its revenue stream.

Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2014 and 2013, together with Management’s Discussion and Analysis, as contained in the Form 10-K filed on April 15, 2014. The financial information as of December 31, 2013 is derived from the audited financial statements for the year ended December 31, 2013. The interim results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Energia Renovable Versant SRL (ER) (1)	Costa Rica	November 2010	100%

V Tres Bache SRL (V3) (2)	Costa Rica	November, 2010	100%

Versant Corporation (VC) (3)	Delaware	April, 2010	100%

PhoneSuite Solutions, Inc. (PSS) (4)	Delaware	May, 2014	100%

(1)	ER was incorporated to establish renewable energy wind parks in Costa Rica. ER is the sole stockholder of V3.

(2)	V3 was incorporated to build and operate the first energy development on the Bache site.

(3)	VC was incorporated as the original US holding company for the wind development in Costa Rica.

(4)	PSS was incorporated to handle the distribution markets of PhoneSuite products.

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

June 30, 2014

(Unaudited)

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following are the major categories of liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities

Level 1
None	$-	$-	$-	$-

Level 2
None	-	-	-	-

Level 3
Derivative Liabilities	-	2,978,340	-	3,250,672
	$-	$2,978,340	$-	$3,250,672

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurements is the expected volatility assumption. A significant increase (decrease) in the expected volatility assumption could potentially result in a higher (lower) fair value measurement.

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

June 30, 2014

(Unaudited)

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

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long-lived assets.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations. The Company has not recorded any impairment charges during the months ended June 30, 2014 and 2013 or the period April 8, 2010 (inception) to June 30, 2014.

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

June 30, 2014

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

June 30, 2014

(Unaudited)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the six months ended June 30, 2014 and 2013. The Company believes that all prior periods are still subject to examination by tax authorities.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

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

During the six months ended June 30, 2013, we reported net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods. During the six months ended June 30, 2014, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation and the dilutive effect of convertible instruments were determined by application of the if-converted method.

Common stock equivalents are as follows:

	June 30, 2014	December 31, 2013

Convertible Debt	2,246,747,921	183,200,803

Liability to be settled in common stock (1)	872,093	1,960,769

Liability to be settled in common stock (exercise price $0.01/share) (2)	74,173,173	7,271,718
Common stock equivalents	2,321,793,187	192,433,290

(1)	Fair value was $15,000 at June 30, 2014 and $43,333 at December 31, 2013. See Note 6.

(2)	Fair value was $60,000 at June 30, 2014 and $60,000 at December 31, 2013. See Note 6.

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

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 2 – Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $333,368 and net cash used in operations of $304,302 for the six months ended June 30, 2014. The Company has a deficit accumulated during the development stage of $4,366,530 and a working capital deficit of $5,397,917 at June 30, 2014. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Property and Equipment

Property and equipment are as follows:

	June 30, 2014	December 31, 2013
Furniture and fixtures	$4,909	$4,909
Machinery and equipment	7,551	7,551
Leasehold improvements	2,507	2,507
	14,967	14,967
Accumulated depreciation and amortization	(8,767)	(7,736)
Property and equipment - net	$6,200	$7,231

Depreciation expense for the six months ended June 30, 2014 and 2013 and for the period from April 8, 2010 (inception) through June 30, 2014 was $1,030, $1,449 and $8,767, respectively.

Note 4 – Due From Investment Bank

In April 2011, the Company engaged a Costa Rican investment bank, as its exclusive agent to advise the Company on the structuring of corporate openness and equity placement. During 2012 the Company entered into a dispute with the investment bank. The Company contends that the investment bank retained more than the fee allowed by the contract on the sale of equity securities (the “Closings”) that took place during the period April 2011 through December 2011. At June 30, 2014 and December 31, 2013, the Company believes they are owed $195,400 and $195,400, respectively, from the investment bank relating to excess fees withheld from the Closings. Due to the uncertainty surrounding the recoverability of the funds from the investment bank the Company has recorded a full allowance against the receivable. This amount has been recorded in additional paid in capital in the statement of stockholders equity. If the company wins the dispute and actually recovers the funds it will be recorded to additional paid in capital.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 5 – Notes Payable

	June 30, 2014	December 31, 2013
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. This note is in default.	$50,000	$50,000

In March 2011, third parties loaned the Company $11,500 under demand notes bearing interest from 8-10% per year. The notes were acquired in the merger and are in default. A payment of $1,500 was made as of June, leaving a balance of $10,000.	10,000	11,500

In December 2011, third parties loaned the Company $5,600 under demand notes bearing interest at 10%, plus a late fee of an additional 2% per month. The notes were acquired in the merger and are in default. A payment of $600 was made as of June, leaving a balance of $5,000.	5,000	5,600

In February 2013, the Company executed a promissory note in the principal amount of $50,000, bearing an interest rate of 5%, with a default rate of 18%. The payment terms involve two payments of $25,000 each. This note is currently in default. A payment of $40,000 was made as of June, leaving a $10,000 balance.	10,000	50,000
	$75,000	$117,100

Note 6 – Liability to be Settled in Stock

In March of 2008, the Company entered into an asset purchase agreement to purchase certain tangible and intangible assets for $65,000 in STLK common stock. As of June 30, 2014 and December 31, 2013, a liability totaling $0 and $43,333 respectively, exists related to these unissued shares. This liability was acquired in the merger. In coordination with Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida, the Company agreed to pay for this debt and therefore moved this debt from the Liability to be Settled in Stock to a Settlement Liability (see Note 7).

In August 2012, the Company executed a consulting agreement with a third party to provide various services. Under the terms of the agreement, the consultant would be paid $10,000 per month for six months in the form of free trading shares. The share total is computed as follows:

●	Earned compensation will accrue interest at 6%; and

●	Accrued compensation will be convertible into 70% of the average of the lowest three closing bid prices of the 20 days preceding any conversion

At June 30, 2014, the fully recorded amount of $60,000 remains outstanding and available to be converted. This liability was acquired in the merger.

In January of 2014, the Company executed a three-month consulting agreement with a third party to provide strategic planning matters. The consultant would be paid $15,000 per month for three months in the form of restricted common stock, using the average of the last five trading days of the month. As of June 30, 2014 the last remaining months balance of $15,000 has yet to be issued. There is no interest under this agreement.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 7 – Settlement Liability

In coordination with Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida, the Company agreed to a settlement liability to pay for its outstanding stock liability debt of $43,333. Total payments of $7,053 were made during the six month period ending June 30, 2014, leaving a balance of $36,280 and $0 as of June 30, 2014 and December 31, 2013 respectively.

Note 8 – Convertible Notes Payable

(A)	Convertible Notes Payable

At June 30, 2014 and December 31, 2013, convertible debt consisted of the following:

	June 30, 2014	December 31, 2013
Convertible into 50% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in July 2008 ($75,000), November 2008 ($100,000) and February 2010 ($15,000). These notes bear an interest rate of 8%-10%. These notes were acquired in the merger and are currently in default.	$190,000	$190,000

Convertible into 50% of the five day average closing bid prices immediately preceding conversion. This note matured in July 2008. This note has an interest rate of 8%. This note was acquired in the merger and is currently in default.	50,000	50,000

Convertible into 10% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. This note matured in March 2008 and bears a 6% interest rate. This note was acquired in the merger and is currently in default.	40,000	40,000

Convertible into 75% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in May and June of 2010 and bear an 8% interest rate. These notes were acquired in the merger and are currently in default.	25,000	25,000

Convertible into 50% of the average of the lowest three closing prices during the 10 trading days immediately preceding conversion. Notes mature in July 2013 – May 2014 and bear an 8% interest rate. These notes are currently in default.	492,000	492,000

Convertible into 60% of the lowest of any day during the 10 trading days immediately preceding conversion. Note matures in September 2014 and bears a 9.9% interest rate.	27,500	27,500

Convertible at the greater (a) $0.015 or (b) at 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. Note matures in May 2014 and bears a 10% interest rate.	25,000	25,000

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in August 2014 and bears an 8% interest rate. As of June 30, 2014, this note has been converted in full.	-	32,500

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in October 2014 and bears an 8% interest rate.	42,500	-

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in December 2014 and bears an 8% interest rate.	32,500	-

Convertible at a 50% discount of the lowest of any day during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.	21,500	-

Convertible at a 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. Note matures in September 2014 and bears a 10% interest rate.	25,000	-

Convertible at the lessor of (a) $0.004 or (b) at 40% discount of the lowest trade price during the 25 trading days immediately preceding conversion. Note matures in May 2016 and bears a one time interest charge of 12% after ninety days (August 2014).	25,000	-

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.	32,500	-

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.	32,500	-
	$1,061,000	$882,000

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

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

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity

Convertible Debt Balance as of December 31, 2013	882,000	8% - 10%	March 2008 – Sept. 2014 ($797,000 of balance is in default as of August 20, 2014)
Borrowings during the six month period ended June 30, 2014	211,500	8% - 12%	October 2014 – May 2016

Conversions during the six month period ended June 30, 2014	(32,500)
Convertible Debt Balance as of June 30, 2014	1,061,000

Debt Discount	(139,111)

Convertible Debt Balance as of June 30, 2014 net	$921,889

(B)	Debt Discount

During the six months ended June 30, 2014 and 2013, the Company recorded debt discounts totaling $201,836 and $435,000 respectively.

The debt discounts pertain to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value.

The Company amortized $247,036 and $131,086 during the six months ended June 30, 2014 and June 30, 2013, respectively, to interest expense.

	June 30, 2014	December 31, 2013

Debt Discount	$744,825	$575,489
Amortization of debt discount	(605,714)	(391,177)
Debt Discount - net	$139,111	$184,312

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 9 – Derivative Liabilities

Derivative liability – December 31, 2013	3,250,672
Fair value mark to market adjustment for convertible instruments	(590,275)
(97,470)
Fair value at the commitment date for convertible instruments	415,413
Derivative liability - June 30, 2014	$2,978,340

The Company records debt discount to the extent of the gross proceeds raised, any excess amount is recorded as a derivative expense. The Company recorded a derivative expense of $221,424 and $727,442 for the six months ended June 30, 2014 and 2013.

The Company uses the Black-Scholes model to estimate the fair value of its derivative liabilities at the end of each reporting period. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2014:

	Commitment Date	June 30, 2014

Expected dividends:	0%	0%
Expected volatility:	244% - 449%	321.88% - 677.77%
Expected term:	0.50 - 2 years	0.01 - 0.93 year
Risk free interest rate:	0.08% - 0.37%	0.03% - 0.13%

Note 10 – Related Party Transactions

(A)	Accounts Payable – Related Party

As of June 30, 2014 and December 31, 2013 the Company had accounts payable due to board members and companies owned by board members of $396,624 and $324,252. During the period April 8, 2010 through June 30, 2014, management and board members have been loaning money to the Company, paying expenses on behalf of the Company and deferring consulting fees.

(B)	Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the period ending June 30, 2014 and June 30, 2013 the amounts were $75,000 and $75,000 respectively.

(C)	Notes Payable – Related Parties

The Company executed various promissory notes to related parties since inception. No new notes were issued for the period ending June 30, 2014.

The notes had the following range of terms:

●	Maturing in 3 months to 1 year;

●	Non-interest bearing

●	Unsecured

●	Default interest rate at 6%, per annum;

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company repaid $0 and $2,925 respectively leaving a balance of $73,949 and $73,949 respectively.

The Company is currently in default on all of these notes.

Debt under these obligations at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013

Notes payable	$73,949	$73,949
Less: Current maturities	(73,949)	(73,949)
Notes payable, net of Current maturities	$-	$-

Note 11 – Retirement Plan

401(k)

The Company provided a 401(k) employee savings and retirement plan (the “Plan”). The Plan covered all employees who have completed six months of consecutive service with 160 hours monthly or have completed one year of service. The Company matched 100 percent of a participant’s elective deferrals up to 3 percent of the participant’s compensation, plus 50 percent of the participant’s elective deferrals that exceed 3 percent of the participant’s compensation, up to 5 percent of the participant’s compensation. Total contributions by the Company to the Plan were $0, $0, and $12,349 for the six months ended June 30, 2014 and 2013 and for the period April 8, 2010 (inception) through June 30, 2014, respectively.

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

The consolidated financial statements of the Company’s subsidiary, located in Costa Rica, are translated from colones, its functional currently, into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the exchange rate in effect at the reporting date, and all revenue and expenses are translated at the month-end exchange rate. The effects of translating the financial statements of the foreign subsidiary into U.S. dollars are reported as a cumulative translation adjustment, a separate component of the accumulated other comprehensive income (loss) in the consolidated statements of the shareholders’ equity (deficit). Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations. The amount of foreign currency transaction gains and losses and translation adjustments were de minimis during the period ended June 30, 2014.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 12 – Stockholders Deficit

Common Stock –

Common Stock has 2,600,000,000 shares authorized at $0.001 par value. Subject to the foregoing provisions, dividends may be declared on the Common Stock, and each Share of Common Stock shall entitle the holder thereof to one vote in all proceedings in which action shall be taken by stockholders of the Corporation.

For the six months ended June 30, 2014 the following Common Stock has been issued:

- 63,378,000 Common Stock to Tarpon Bay Partners, LLC., pursuant to Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida.

- 41,656,963 Common Stock the Holder of various convertible notes that converted $32,500 in principal for a note with the maturity date of August 2014.

Note 13 – Commitments and Contingencies

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

Rent expense amounted to $13,099 and $21,979 for the period ending June 30, 2014 and June 30, 2013, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations.

Future minimum lease payments under these operating leases are approximately as follows:

Period Ending June 30,
2014	8,596
2015	15,256
2016	13,147
Total	$36,998

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

During the year ended December 31, 2011 the Company paid the investment bank fees of $262,000. The Company is disputing $195,400 of these fees. (See Note 4)

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

Liability Purchase Agreement

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

Pursuant to the Settlement Agreement, the Company shall issue and deliver to Tarpon shares (the “Settlement Shares”) of the Company’s Common Stock in one of more tranches as necessary, and subject to adjustment and ownership limitations, sufficient to generate proceeds such that the aggregate Remittance Amount (as defined in the Settlement Agreement) equals the Claim.

In addition, pursuant to the terms of the Settlement Agreement, the Company issued to Tarpon the Tarpon Initial Note in the principal amount of $25,000. Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which was May 31, 2014. This Note is convertible by Tarpon into the Company’s Common Shares (See Note 8).

Also per the Company’s agreement with Tarpon, the Company issued the Tarpon Success Fee Note in the principal amount of $25,000 in favor of Tarpon as a commitment fee. The Tarpon Success Fee Note is due on September 20, 2014. The Tarpon Success Fee Note is convertible into shares of the Company’s common stock (See Note 8).

In connection with the settlement, and during the six months ended June 30, 2014, the Company issued Tarpon 63,378,000 shares of Common Stock from which gross proceeds of $123,351 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $41,856 and providing payments of $81,495 to settle outstanding vendor payables.

Any shares not used by Tarpon are subject to return to the Company. Accordingly, the Company accounts for these shares as issued but not outstanding until the shares have been sold by Tarpon and the proceeds are known. Net proceeds received by Tarpon are included as a reduction to accounts payable or other liability as applicable, as such funds are legally required to be provided to the party Tarpon purchased the debt from.

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

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 14 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were available to be issued to determine if they must be reported. The Management of the Company determined that there are certain reportable subsequent events to be disclosed as follows:

The Company issued 48,689,000 of Common Stock to Tarpon Bay Partners, LLC. Stock was issued pursuant to Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida.

The Holder of various convertible notes converted $42,500 in principal for a note with the maturity date of October 2014, into 44,284,604 shares of Common Stock.

The Company issued 12,600,000 of Restricted Common Stock to Investor News Source Consulting, LLC. for services rendered during a two-month period.

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

Plan of Operation

The Company’s efforts through the period ending June 30, 2014 and for the next 12 months have focused on two key areas: continuing efforts to pursue the proposed Power Purchase Agreement (“PPA”) and the initiation of our new business opportunity based on the distribution and sales of VoIP telecommunications equipment (“PBX Systems”).

Power Purchase Agreement

In December 2012, we received an official letter affirming our PPA proposal from the Compañia Nacional de Fuerza y Luz (“CNFL”) issued and signed by its General Manager and filed with the Securities and Exchange Commission on July 30, 2013 (the “PPA Letter”). Based on the confirmation letter and ongoing meetings with the CNFL, in 2013 the Company had its personnel in Costa Rica providing additional technical and tender information in an effort to finalize the PPA. However, since November 2013, the Costa Rica Presidential elections were in process and our progress was delayed.

The elections resulted in Mr. Luis Guillermo Solis becoming the President of Costa Rica (as the candidate from the Partido Accion Ciudadana or PAC). Mr. Solis, as a candidate, took a very favorable position to the generation of electricity by private enterprises as part of an overall solution to the energy crisis of the country. However, since his election, President Solis has since appointed the new Grupo ICE Chairman and CEO whom we believe opposes any private generation of electricity. Indeed, news reports are stating that any new private electricity generation will be delayed for at least eighteen months. Further complicating matters, the General Manager who issued us the letter from CNFL, was unexpectedly removed from office. In fact, a great majority of the CNFL executive staff, who the Company believes was key in its efforts to finalize the PPA have been removed and replaced.

As a result, the Board has reached out to CNFL and requested a meeting with the new General Manager to move forward on our PPA proposal as reflected in the PPA Letter. The Company will also be exploring alternatives to CNFL, including the possibility of a 7200/7508 license (maximum of 20MW). Since the new administration in Costa Rica is still settling in, it is unclear on how these changes affect our progress to date. Due to the governmental changes in Costa Rica, we may have to reinitiate the process with CNFL.

In the interim, the Company has cut its operating costs in Costa Rica by approximately $13,000 per month. Most of the professional studies and technical assessments for the PPA have been paid for and will continue to be applicable in the future leaving minimal costs for us to continue pursuing the PPA. Additionally, the Company believes that all of the services related to the PPA can be easily reinstated or expanded as needed.

PhoneSuite Solutions, Inc. (“PSS”)

On June 24, 2013, the Company entered into a Strategic Alliance and Distribution Agreement with Call Management Products Inc. (“CMP”), doing business as PhoneSuite Solutions, Inc. PhoneSuite Solutions, Inc. was formed as a wholly owned subsidiary of the Company and is a separate legal entity from CMP focused on the sale, distribution and channel development of VoIP telecommunications equipment. The Company issued an 8-K filing for this Agreement and is tasked with the distribution, sales and channel development of CMP’s technology in select markets.

Internal work has been completed on both the structural necessities for this type of transactional business, and the necessary training and certifications processes to ensure the proper infrastructure in instituting a process to establish dealers that includes documents like Credit Applications, New Customer Forms and a standard Dealer Agreement. Internal review of our accounting systems has also been completed and is now loaded and adapted to quoting, entering orders, and invoicing. While we do want to implement a more integrated system (CRM and Accounting), the current system in place can handle the business levels “as is”.

To date, the Company has issued just under $100,000 of quotes to interested, potential customers for VoIP equipment. While there is no guarantee these quotes will be sold, it is an important milestone, as we believe this sales funnel does begin to indicate that we may have revenue in the near term, which we believe will help to establish a baseline to provide future goals based on previous sales.

To ensure an active and successful dealer program (and sales funnel) we have begun the process of establishing our dealer network. In this area, we are actively working with a handful of potential dealers that should execute dealer agreements in the short term. These dealers operate in places as diverse as Australia, the UAE and Mexico. We have announced one partnership with VTECH’s CALA hospitality division where VTECH will provide us leads for the PhoneSuite product line and vice versa. This also provides us access to their dealer network if applicable. Additionally, we have had preliminary discussions with UNIDEN to explore providing business telephones with the IP PBX as a whole solution. All of this is underway as we await progress on the energy front.

Over the balance of 2014, we believe PhoneSuite Solutions, Inc. will begin to generate revenue, add dealers, and follow through with our goal to gain financial independence, as outlined to shareholders in our OTC presentation on the subject. We believe that this should ease dependence on fundraising over the near term and lessen our need for the current funding mechanisms.

In conjunction with the PhoneSuite Solutions, Inc. distribution business model, the Company has reinitiated discussions with Grupo IUSA and look forward to working towards a potential second distribution business.

Results of Operations for [●]

Liquidity and Capital Resources

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

The arbitration case is now at the final judicial review stage. The Company believes the matter should have final adjudication in no less than one year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended June 30, 2014.

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

STL Marketing Group, Inc.

Date: August 19, 2014	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	Chief Executive Officer
(Principal Executive Officer)

