Form 10-Q/A
period 2014-06-30
STL Marketing Group, Inc.
filed 2014-08-20
CIK 1569055

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

As of August 19, 2014, there were 387,505,245 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to the STL Marketing, Inc. (the “Company”) quarterly report on Form 10-Q for the period ended June 30, 2014, originally filed with the U.S. Securities and Exchange Commission on August 19, 2014 (the “Form 10-Q”), is solely to revise the notes to the financial statements, add disclosures to the management discussion and analysis section and revise the amount of issued and outstanding shares on the cover page of the filing.

No other changes have been made in this Amendment to the Form 10-Q. This Amendment speaks as of the original date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

2

3

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

The Company has recently added the sale and distribution of PBX equipment (VoIP technology) to its original focus in the development of renewable energy projects. As a result our business is the sales and distribution of VoIP PBXs under the brand name PhoneSuite, as well as the prospective sale of electricity through a wind park to a government owned utility company in Costa Rica. The Company continues to evaluate additional opportunities to bolster its revenue stream.

Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2013 together with Management’s Discussion and Analysis, as contained in the Form 10-K filed on April 15, 2014. The financial information as of December 31, 2013 is derived from the audited financial statements for the year ended December 31, 2013. The other information in these condensed consolidated financial statements is unaudited, but in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The interim results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

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

During the three and six months ended June 30, 2014 and June 30, 2013, we reported a net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods.

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

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 2 – Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $362,856 and net cash used in operations of $176,927 for the six months ended June 30, 2014. The Company has a deficit accumulated during the development stage of $4,396,018 and a working capital deficit of $5,397,917 at June 30, 2014. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation expense for the six months ended June 30, 2014 and 2013 and for the period from April 8, 2010 (inception) through June 30, 2014 was $1,031, $1,449 and $8,767, respectively.

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

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 5 – Notes Payable

	June 30, 2014	December 31, 2013
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. This note is in default.	$50,000	$50,000

In March 2011, third parties loaned the Company $11,500 under demand notes bearing interest from 8-10% per year. The notes were acquired in the merger and are in default. A payment of $1,500 was made as of June, leaving a balance of $10,000.	10,000	11,500

In December 2011, third parties loaned the Company $5,600 under demand notes bearing interest at 10%, plus a late fee of an additional 2% per month. The notes were acquired in the merger and are in default. A payment of $600 was made as of June 2014, leaving a balance of $5,000.	5,000	5,600

In February 2013, the Company executed a promissory note in the principal amount of $50,000, bearing an interest rate of 5%, with a default rate of 18%. The payment terms involve two payments of $25,000 each. This note is currently in default. A payment of $40,000 was made as of June 2014, leaving a $10,000 balance.	10,000	50,000
	$75,000	$117,100

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

Note 8 – Convertible Notes Payable

(A)	Convertible Notes Payable

At June 30, 2014 and December 31, 2013, convertible debt consisted of the following:

	June 30, 2014	December 31, 2013
Convertible into 50% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in July 2008 ($75,000), November 2008 ($100,000) and February 2010 ($15,000). These notes bear an interest rate of 8%-10%. These notes were acquired in the merger and are currently in default.	$190,000	$190,000

Convertible into 50% of the five day average closing bid prices immediately preceding conversion. This note matured in July 2008. This note has an interest rate of 8%. This note was acquired in the merger and is currently in default.	50,000	50,000

Convertible into 10% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. This note matured in March 2008 and bears a 6% interest rate. This note was acquired in the merger and is currently in default.	40,000	40,000

Convertible into 75% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in May and June of 2010 and bear an 8% interest rate. These notes were acquired in the merger and are currently in default.	25,000	25,000

Convertible into 50% of the average of the lowest three closing prices during the 10 trading days immediately preceding conversion. Notes mature in July 2013 – May 2014 and bear an 8% interest rate. These notes are currently in default.	492,000	492,000

Convertible into 60% of the lowest of any day during the 10 trading days immediately preceding conversion. Note matures in September 2014 and bears a 9.9% interest rate.	27,500	27,500

Convertible at the greater (a) $0.015 or (b) at 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. This note bears a 10% interest rate and is currently in default.	25,000	25,000

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in August 2014 and bears an 8% interest rate. As of June 30, 2014, this note has been converted in full.	-	32,500

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in October 2014 and bears an 8% interest rate.	42,500	-

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in December 2014 and bears an 8% interest rate.	32,500	-

Convertible at a 50% discount of the lowest of any day during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.	21,500	-

Convertible at a 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. Note matures in September 2014 and bears a 10% interest rate.	25,000	-

Convertible at the lessor of (a) $0.004 or (b) at 40% discount of the lowest trade price during the 25 trading days immediately preceding conversion. Note matures in May 2016 and bears a one time interest charge of 12% after ninety days (August 2014).	25,000	-

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.	32,500	-

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.	32,500	-
	$1,061,000	$882,000

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

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity

Convertible Debt Balance as of December 31, 2013	$882,000	8% - 10%	March 2008 – Sept. 2014 ($797,000 of balance is in default as of August 20, 2014)
Borrowings during the six month period ended June 30, 2014	211,500	8% - 12%	October 2014 – May 2016

Conversions during the six month period ended June 30, 2014	(32,500)
Convertible Debt Balance as of June 30, 2014	1,061,000

Debt Discount	(139,111)

Convertible Debt Balance as of June 30, 2014 net	$921,889

(B)	Debt Discount

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

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 9 – Derivative Liabilities

Derivative liability – December 31, 2013	$3,250,672
Fair value mark to market adjustment for convertible instruments	(590,275)
(97,470)
Fair value at the commitment date for convertible instruments	415,413
Derivative liability - June 30, 2014	$2,978,340

The Company records debt discount to the extent of the gross proceeds raised, any excess amount is recorded as a derivative expense. The Company recorded a derivative expense of $213,577 and $727,442 for the six months ended June 30, 2014 and 2013.

The Company uses the Black-Scholes model to estimate the fair value of its derivative liabilities at the end of each reporting period. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2014:

	Commitment Date	June 30, 2014

Expected dividends:	0%	0%
Expected volatility:	238% - 449%	322% - 678%
Expected term:	0.50 - 2 years	0.01 - 1.89 years
Risk free interest rate:	0.08% - 0.37%	0.03% - 0.47%

Note 10 – Related Party Transactions

(A)	Accounts Payable – Related Party

As of June 30, 2014 and December 31, 2013 the Company had accounts payable due to board members and companies owned by board members of $399,386 and $324,252. During the period April 8, 2010 through June 30, 2014, management and board members have been loaning money to the Company, paying expenses on behalf of the Company and deferring consulting fees.

(B)	Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the six month periods ending June 30, 2014 and June 30, 2013 the amounts were $75,000 and $75,000 respectively.

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

The consolidated financial statements of the Company’s subsidiary, located in Costa Rica, are translated from colones, its functional currently, into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the exchange rate in effect at the reporting date, and all revenue and expenses are translated at the month-end exchange rate. The effects of translating the financial statements of the foreign subsidiary into U.S. dollars are reported as a cumulative translation adjustment, a separate component of the accumulated other comprehensive income (loss) in the consolidated statements of the shareholders’ equity (deficit). Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations. The amount of foreign currency transaction gains and losses and translation adjustments were de minimis during the six month periods ended June 30, 2014 and 2013.

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

- 41,656,963 Common Stock the Holder of various convertible notes that converted $32,500 in principal and $1,300 in accrued interest for a note with the maturity date of August 2014.

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

Rent expense amounted to $13,099 and $21,979 for the six month periods ending June 30, 2014 and June 30, 2013, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations.

Future minimum lease payments under these operating leases are approximately as follows:

Period Ending June 30,

2015	15,256
2016	13,147
Total	$28,403

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

Results of Operations

For the three months ended June 30, 2014 and 2013

For the three months ended June 30, 2014 and 2013, the Company reported a net loss of $(1,985,553) and $(130,850), respectively. The change in net (loss) between the periods ended June 30, 2014 and 2013 is primarily attributed to increased liabilities in derivative liabilities.

Operating expenses decreased by roughly 37% during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The $90,842 decrease in operating expenses is primarily attributed to the following changes in operating expenses: increase in compensation of $4,399 due to the inclusion of payroll taxes, decrease in professional fees of $34,198 related to completed studies needed for the wind park and a decrease in general and administrative of $61,043 related in an overall decrease in expenses in Costa Rica, including rent, travel and marketing.

The Company is still a development stage company and therefore has no revenues to date.

For the six months ended June 30, 2014 and 2013

For the periods ended June 30, 2014 and 2013, the Company reported a net loss of $(362,856) and $(413,049), respectively. The change in net loss between the periods ended June 30, 2014 and 2013 is due to a decrease in derivative liabilities.

Operating expenses decreased by roughly 6% during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The $23,681 decrease in operating expenses is primarily attributed to the following changes in operating expenses: increase in compensation of $9,506 due to the inclusion of payroll taxes, increase in professional fees of $73,345 and decrease in general and administrative of $106,532 primarily related in reclassifying outside service fees of $75,000, as well an overall decrease in expenses including rent, travel and marketing.

The Company is still a development stage company and therefore has no revenues to date.

Liquidity and Capital Resources

As of June 30, 2014, we had a working deficit of $5,397,917 as compared to December 31, 2013 of $5,402,299 a decrease of $4,382. The decrease in working deficit for the period ended June 30, 2014, is primarily attributed to an increase in the Company’s assets deferred offering costs of $67,153, as well as an increase in liabilities related to accrued payables and expenses of $158,095, additional convertible notes, net of discount of $224,201 and a decrease in notes payable of $42,000, as well as in derivative liabilities of $272,332.

Net cash used in operating activities for the six months ended June 30, 2014 and 2013, was $(176,927) and $(226,046), respectively. The net loss for the six months ended June 30, 2014 and 2013 was $(362,856) and $(413,049), respectively.

Net cash provided by investing activities for the six months ended June 30, 2014 was $3,398, as compared to the six months ended June 30, 2013 was $14,806.

Net cash provided by all financing activities for the six months ended June 30, 2014 was $186,500, as compared to $258,050 for the six months ended June 30, 2013. During the six month period ended June 30, 2014, the Company sold notes for the proceeds of $186,500.

The estimated working capital requirements for the next twelve months is $500,000.00 with an estimated burn rate of $42,000 per month. The Company continues to proceed with the process for the Power Purchase Agreement and the sale and distribution of the PhoneSuite VoIP telecommunications equipment.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $362,856 and $176,927, respectively, for the six months ended June 30, 2014.

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

STL Marketing Group, Inc.

Date: August 20, 2014	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	Chief Executive Officer
(Principal Executive Officer)

