Form 10-Q
period 2014-09-30
STL Marketing Group, Inc.
filed 2014-11-19
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2014, there were 860,368,206 shares of the registrant’s common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STL Marketing Group, Inc. & Subsidiaries

 (A Development Stage Company)

 Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013

Assets

Current Assets
Cash	$5,303	$717
Deferred offering costs	84,136	25,000
Total Current Assets	89,439	25,717

Property and Equipment, net	6,303	7,231

Other Assets
Security deposits	1,135	4,533
Total Other Assets	1,135	4,533

Total Assets	$96,877	$37,481

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$920,764	$861,022
Accounts payable - related party	391,158	324,252
Notes payable - related party	73,949	73,949
Liability to be settled in stock	75,000	103,333
Liability settlement	18,681	—
Notes payable, net of current maturities	60,000	117,100
Current maturities of convertible notes payable, net of discount	940,433	697,688
Derivative liabilities	2,673,854	3,250,672
Total Current Liabilities	5,153,839	5,428,016

Total Liabilities	5,153,839	5,428,016

Commitments and Contingencies

Stockholders’ Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value, 1,800,000 Shares Authorized, 1,800,000 Shares Issued and 1,800,000 outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and 1,400,000,000 outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	—	—
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 598,566,124 Shares Issued and Outstanding at September 30, 2014, 139,223,524 Issued and Outstanding at December 31, 2013	598,566	139,224
Additional paid in capital - Preferred Stock	(232,000)	(232,000)
Discount on Preferred Stock	(2,466,999)	(2,466,999)
Additional paid in capital - Common Stock	470,145	74,776
Deficit	(2,072,374)	(2,072,374)
Accumulated deficit during the development stage	(4,554,300)	(4,033,162)
Total Stockholders’ Deficit	(5,056,962)	(5,390,535)

Total Liabilities and Stockholders’ Deficit	$96,877	$37,481

See accompanying notes to the condensed consolidated financial statements

 STL Marketing Group, Inc. & Subsidiaries

 (A Development Stage Company)

 Condensed Consolidated Statements of Operations

					For the Period
					April 8, 2010
					(Date of Inception)
	For the Three Month Ended		For the Nine Month Ended		to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

Revenues	$—	$—	$—	$—	$—

Cost of revenues	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses
Compensation	61,419	57,500	185,925	172,500	998,429
Professional fees	22,120	31,249	228,561	164,345	1,319,321
Selling, general and administrative	71,532	64,406	105,376	204,782	435,006
Total operating expenses	155,071	153,155	519,862	541,627	2,752,756

Loss from operations	(155,071)	(153,155)	(519,862)	(541,627)	(2,752,756)

Other income (expense):
Interest expense	(160,454)	(19,767)	(218,147)	(45,881)	(300,723)
Interest expense - discount on notes	(102,904)	(115,143)	(349,940)	(246,229)	(721,864)
Loss on Settlement Liability	(36,337)	—	(78,193)	—	(78,193)
Change in fair value of derivative liabilities	600,826	(693,987)	1,170,770	166,078	676,824
Derivative expense	(304,342)	—	(525,766)	(727,442)	(1,318,863)
Loss on abandonment of land lease	—	—	—	—	(58,725)

Other income (expense) - net	(3,211)	(828,897)	(1,276)	(853,474)	(1,801,544)

Loss before income tax provision	(158,282)	(982,052)	(521,138)	(1,395,101)	(4,554,300)

Income tax provision	—	—	—	—	—

Net Income (Loss)	$(158,282)	$(982,052)	$(521,138)	$(1,395,101)	$(4,554,300)

Net income/(loss) per common share - basic & diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic & diluted	386,302,419	139,223,524	237,058,602	134,405,123

See accompanying notes to the condensed consolidated financial statements

 STL Marketing Group, Inc. & Subsidiaries

 (A Development Stage Company)

 Condensed Consolidated Statements of Cash Flows

			April 8, 2010
			(Date of Inception)
	For the Nine Months Ended		to
	September 30, 2014	September 30, 2013	September 30, 2014

Cash Flows From Operating Activities:
Net Income (Loss)	$(521,138)	(1,395,101)	$(4,554,300)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,568	2,174	18,078
Stock based compensation	66,500	5,000	291,500
Amortization of debt discount	349,940	246,229	721,865
Change in fair value of derivative liabilities	(1,170,770)	(166,078)	(676,824)
Derivative expense	509,902	727,442	1,302,999
Amortization of deferred offering costs	15,864		15,864
Financing fees	78,193		78,193
Interest on debt converted below par	143,816		143,816
Loss on abandonment of land lease	—	—	58,725
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	—	100	—

Increase (decrease) in:

Accounts payable and accrued liabilities	147,046	262,355	864,009
Accounts payable - related party	66,906	45,906	391,158
Net Cash Used in Operating Activities	(312,173)	(271,973)	(1,344,917)

Cash Flows From Investing Activities:
Cash aquired in merger	—	1,131	1,131
Net proceeds from disposition of land lease	—	—	67,500
Cash payment for land lease	—	—	(135,000)
Purchase of property and equipment	(640)	—	(15,607)
Deposit for acquisition	—	—	(25,000)
Loan to related party	—	13,675	13,675
Security deposits	3,398	—	(1,135)
Net Cash Provided by (Used in) Investing Activities	2,758	14,806	(94,436)

Cash Flows From Financing Activities:
Proceeds from notes	—	—	50,000
Proceeds from related party notes	—	—	95,428
Repayment of related party notes	—	(2,925)	(21,479)
Proceeds from related party loans	—	—	16,706
Proceeds from issuance of preferred stock	—	—	732,001
Stock issuance costs, preferred stock	—	—	(232,000)
Proceeds from issuance of common stock	—	25,000	225,000
Stock issuance costs, common stock	—	—	(30,000)
Proceeds from convertible notes	314,000	235,000	609,000
Net Cash Provided by Financing Activities	314,000	257,075	1,444,656

Net change in cash	4,586	(92)	5,303

Cash at beginning of period	717	185	—

Cash at end of period	$5,303	93	$5,303

Supplemental disclosure of non-cash investing and financing activities:

As part of the reverse merger, the Company acquired the following assets and liabilities:
Cash	$—	$1,131	$1,131
Convertible Debt, Net of Discount	$—	$(324,253)	$(324,253)
Accounts Payable & Accrued Liabilities	$—	$(113,678)	$(113,678)
Promissory Notes	$—	$(17,100)	$(17,100)
Liability to be settled in stock	$—	$(98,333)	$(98,333)
Reduction of deposit for acquisition	$—	$(25,000)	$(25,000)
Debt issued in acquisition	$—	$(50,000)	$(50,000)
Net liabilities acquired & non-cash acquisition costs	$—	$(2,072,374)	$(2,072,374)

Conversion of convertible notes payable into common stock	$116,860	$—	$116,860
Note payable issued for deferred offering costs	$25,000	$—	$50,000
Common stock issued for deferred offering costs	$50,000	$—	$50,000
Liabilities settled in connection with the Liabilities Purchase Agreement	$164,758	$—	$164,758

See accompanying notes to the Condensed consolidated financial statements

 STL Marketing Group, Inc. & Subsidiaries

 (A Development Stage Company)

 Condensed Consolidated Statements of Stockholders’ Deficit

 April 8, 2010 (Date of Inception) to September 30, 2014

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		Additional Paid-In Capital	Discount on	Common Stock, Class B Par Value $0.001		Additional Paid-In Capital		Accumulated Deficit during the
	Shares	Amount	Shares	Amount	Preferred Stock	Preferred Stock	Shares	Amount	Common Stock	Deficit	Development Stage	Total
Balance 4/8/2010	—	$—	—	$—	$—	$—	—	$—	$—	$—	$—	$—
Founders Stock ($0.001 per share)	—	—	1,400,000,000	1,400,000	—	(1,399,000)	—	—	—	—	—	1,000
Shares of Class B Stock issued to service providers in exchange for services rendered ($0.002 per share)	—	—	—	—	—	—	100,000,000	100,000	119,000	—	—	219,000
Net Loss	—	—	—	—	—	—	—	—	—	—	(265,206)	(265,206)
Balance 12/31/2010	—	$—	1,400,000,000	$1,400,000	—	$(1,399,000)	100,000,000	$100,000	$119,000	$—	$(265,206)	(45,206)

Preferred Stock issued for cash	1,800,000	1,800,000	—	—	—	(1,067,999)	—	—	—	—	—	732,001
Stock issuance costs, preferred stock ($0.41 per share)	—	—	—	—	(232,000)	—	—	—	—	—	—	(232,000)
Common stock issued for cash ($1.00 per share)	—	—	—	—	—	—	200,000	200	199,800	—	—	200,000
Stock issuance costs, common stock	—	—	—	—	—	—	—	—	(30,000)	—	—	(30,000)
Net Loss	—	—	—	—	—	—	—	—	—	—	(681,975)	(681,975)
Balance 12/31/2011	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	100,200,000	$100,200	$288,800	$—	$(947,181)	(57,180)

Net Loss	—	—	—	—	—	—	—	—	—	—	(627,349)	(627,349)
Balance 12/31/2012	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	100,200,000	$100,200	$288,800	$—	$(1,574,530)	(684,529)

Effect of merger and recapitalization	—	—	—	—	—	—	26,623,524	26,624	(26,624)	(2,072,374)	—	(2,072,374)
Purchase of Treasury Shares ($1.00 per share)	—	—	—	—	—	—	(200,000)	(200)	(199,800)	—	—	(200,000)
Stock issued for cash ($0.002 per share)	—	—	—	—	—	—	12,600,000	12,600	12,400	—	—	25,000
Net Loss	—	—	—	—	—	—	—	—	—	—	(2,458,632)	(2,458,632)
Balance 12/31/2013	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	139,223,524	$139,224	$74,776	$(2,072,374)	$(4,033,162)	(5,390,535)

Stock issued for service ($0.020 per share)	—	—	—	—	—	—	733,000	733	14,267	—	—	15,000
Stock issued for service ($0.014 per share)	—	—	—	—	—	—	1,100,000	1,100	13,900	—	—	15,000
Stock issued for service ($0.013 per share)	—	—	—	—	—	—	3,846,154	3,846	46,154	—	—	50,000
Stock issued for service ($0.0015 per share)	—	—	—	—	—	—	12,600,000	12,600	6,300	—	—	18,900
Stock issued for conversion of note payable	—	—	—	—	—	—	264,975,446	264,975	—	—	—	264,975
Reclassification of derivative liabilities due to conversion of debt	—	—	—	—	—	—	—	—	245,286	—	—	245,286
Liabilities settled under Laibility Purchase Agreement	—	—	—	—	—	—	176,088,000	176,088	69,462	—	—	245,550
Net Profit/(Loss)	—	—	—	—	—	—	—	—	—	—	(521,138)	(521,138)
Balance 09/30/2014	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	598,566,124	$598,566	$470,145	$(2,072,374)	$(4,554,300)	$(5,056,962)

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

 (A Development Stage Company)

 Notes to the Condensed Consolidated Financial Statements

 September 30, 2014

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

Summary of Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2013, together with Management’s Discussion and Analysis, as contained in the Form 10-K filed on April 15, 2014. The financial information as of December 31, 2013 is derived from the audited financial statements for the year ended December 31, 2013.  The other information in these condensed consolidated financial statements is unaudited, but in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The interim results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

STL Marketing Group, Inc. & Subsidiaries

 (A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

 September 30, 2014

 (Unaudited)

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary/entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Energia Renovable Versant SRL (ER) (1)	Costa Rica	November, 2010	100%

V Tres Bache SRL (V3) (2)	Costa Rica	November, 2010	100%

Versant Corporation (VC) (3)	Delaware	April, 2010	100%

PhoneSuite Solutions, Inc. (PSS) (4)	Delaware	May, 2014	100%

(1)	ER was incorporated to establish renewable energy wind parks in Costa Rica. ER is the sole stockholder of V3.

(2)	V3 was incorporated to build and operate the first energy development on the Bache site.

(3)	VC was incorporated as the original US holding company for the wind development in Costa Rica.

(4)	PSS was incorporated to handle the distribution markets of PhoneSuite products.

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

 September 30, 2014

 (Unaudited)

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following are the major categories of liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities

Level 1
None	$—	$—	$—	$—

Level 2
None	—	—	—	—

Level 3
Derivative Liabilities	—	2,673,854	—	3,250,672

	$—	$2,673,854	$—	$3,250,672

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

 September 30, 2014

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

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations. The Company has not recorded any impairment charges during the months ended September 30, 2014 and 2013 or the period April 8, 2010 (inception) to September 30, 2014.

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

 September 30, 2014

 (Unaudited)

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

 September 30, 2014

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the nine months ended September 30, 2014 and 2013. The Company believes that all prior periods are still subject to examination by tax authorities.

STL Marketing Group, Inc. & Subsidiaries

 (A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

 September 30, 2014

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

During the three and nine months ended September 30, 2014 and September 30, 2013, we reported a net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods.

Common stock equivalents are as follows:

	September 30, 2014	December 31, 2013

Convertible Debt	9,292,898,942	183,200,803
Liability to be settled in common stock (1)	872,093	1,960,769
Liability to be settled in common stock (exercise price $0.01/share) (2)	285,715,200	7,271,718
Common stock equivalents	9,579,486,235	192,433,290

(1)	Fair value was $15,000 at September 30, 2014 and $43,333 at December 31, 2013. See Note 6.

(2)	Fair value was $60,000 at September 30, 2014 and $60,000 at December 31, 2013. See Note 6.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of the new standards.

STL Marketing Group, Inc. & Subsidiaries

 (A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

 September 30, 2014

 (Unaudited)

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 – Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $521,138 and net cash used in operations of $312,173 for the nine months ended September 30, 2014. The Company has a deficit accumulated during the development stage of $4,554,300 and a working capital deficit of $5,064,400 at September 30, 2014. The Company does not yet have a history of financial stability.  Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Property and Equipment

Property and equipment are as follows:	September 30, 2014	December 31, 2013

Furniture and fixtures	$4,909	$4,909
Machinery and equipment	8,191	7,551
Leasehold improvements	2,507	2,507
	15,607	14,967
Accumulated depreciation and amortization	(9,304)	(7,736)
Property and equipment - net	$6,303	$7,231

Depreciation expense for the nine months ended September 30, 2014 and 2013 and for the period from April 8, 2010 (inception) through September 30, 2014 was $1,568, $1,449 and $9,304, respectively.

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 4 – Due From Investment Bank

In April 2011, the Company engaged a Costa Rican investment bank, as its exclusive agent to advise the Company on the structuring of corporate openness and equity placement. During 2012 the Company entered into a dispute with the investment bank. The Company contends that the investment bank retained more than the fee allowed by the contract on the sale of equity securities (the “Closings”) that took place during the period April 2011 through December 2011. At September 30, 2014 and December 31, 2013, the Company believes they are owed $195,400 and $195,400, respectively, from the investment bank relating to excess fees withheld from the Closings. Due to the uncertainty surrounding the recoverability of the funds from the investment bank the Company has recorded a full allowance against the receivable. This amount has been recorded in additional paid in capital in the statement of stockholders equity. If the company wins the dispute and actually recovers the funds it will be recorded to additional paid in capital.

Note 5 – Notes Payable

	September 30, 2014	December 31, 2013
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. This note is in default.	$50,000	$50,000

In March 2011, third parties loaned the Company $11,500 under demand notes bearing interest from 8-10% per year. The notes were acquired in the merger and are in default. A payment of $1,500 was made as of June 2014, leaving a balance of $10,000 as of September 2014.	10,000	11,500

In December 2011, third parties loaned the Company $5,600 under demand notes bearing interest at 10%, plus a late fee of an additional 2% per month. The notes were acquired in the merger and were in default. The note was paid in full as of September 2014.	—	5,600

In February 2013, the Company executed a promissory note in the principal amount of $50,000, bearing an interest rate of 5%, with a default rate of 18%. The payment terms involve two payments of $25,000 each. This note was in default. The note was paid in full as of September 2014.	—	50,000
	$60,000	$117,100

Note 6 – Liability to be Settled in Stock

In March of 2008, the Company entered into an asset purchase agreement to purchase certain tangible and intangible assets for $65,000 in STLK common stock. As of September 30, 2014 and December 31, 2013, a liability totaling $0 and $43,333 respectively, exists related to these unissued shares. This liability was acquired in the merger. In coordination with Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida, the Company agreed to pay for this debt and therefore moved this debt from the Liability to be Settled in Stock to a Settlement Liability (see Note 7).

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

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

At September 30, 2014, the fully recorded amount of $60,000 remains outstanding and available to be converted. This liability was acquired in the merger.

In January of 2014, the Company executed a three-month consulting agreement with a third party to provide strategic planning matters. The consultant would be paid $15,000 per month for three months in the form of restricted common stock, using the average of the last five trading days of the month. As of September 30, 2014 the last remaining months balance of $15,000 has yet to be issued. There is no interest under this agreement.

Note 7 – Settlement Liability

In coordination with Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida, the Company agreed to a settlement liability to pay for its outstanding stock liability debt of $43,333. Total payments of $24,652 were made during the nine month period ending September 30, 2014, leaving a balance of $18,681 and $0 as of September 30, 2014 and December 31, 2013 respectively.

Note 8 – Convertible Notes Payable

(A) Convertible Notes Payable

At September 30, 2014 and December 31, 2013, convertible debt consisted of the following:

	September 30, 2014	December 31, 2013

Convertible into 50% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in July 2008 ($75,000), November 2008 ($100,000) and February 2010 ($15,000). These notes bear an interest rate of 8%-10%. These notes were acquired in the merger and are currently in default.	$190,000	$190,000

Convertible into 50% of the five day average closing bid prices immediately preceding conversion. This note matured in July 2008. This note has an interest rate of 8%. This note was acquired in the merger and is currently in default.	50,000	50,000

Convertible into 10% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. This note matured in March 2008 and bears a 6% interest rate. This note was acquired in the merger and is currently in default.	40,000	40,000
F-14

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Convertible into 75% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in May and June of 2010 and bear an 8% interest rate. These notes were acquired in the merger and are currently in default.	25,000	25,000

Convertible into 50% of the average of the lowest three closing prices during the 10 trading days immediately preceding conversion. Notes mature in July 2013 – May 2014 and bear an 8% interest rate. These notes are currently in default.	492,000	492,000

Convertible into 60% of the lowest of any day during the 10 trading days immediately preceding conversion. Note matured in September 2014 and bears a 9.9% interest rate. As of September 30, 2014, $9,360 of this note has been converted, leaving a balance of $18,140.	18,140	27,500

Convertible at the greater (a) $0.015 or (b) at 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. This note matured in May 2014, bears a 10% interest rate and is currently in default.	25,000	25,000

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in August 2014 and bears an 8% interest rate. As of June 30, 2014, this note has been converted in full.	—	32,500

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in October 2014 and bears an 8% interest rate. As of September 30, 2014, this note has been converted in full.	—	—

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in December 2014 and bears an 8% interest rate. As of September 30, 2014, this note has been converted in full.	—	—

Convertible at a 50% discount of the lowest of any day during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.	21,500	—

Convertible at a 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. Note matures in September 2014 and bears a 10% interest rate.	25,000	—
F-15

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Convertible at the lessor of (a) $0.004 or (b) at 40% discount of the lowest trade price during the 25 trading days immediately preceding conversion. Note matures in May 2016 and bears a one time interest charge of 12% after ninety days (August 2014).	25,000	—

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.	32,500	—

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.	32,500	—

Convertible into 50% of the lowest close price during the 10 trading days immediately preceding conversion. Note matures in July 2015 and bears an 8% interest. In connection with this convertible note, the Company issued a Back End convertible note, in the principal amount of $40,000. The Back End Note has the same terms, due dates and conditions the convertible note. This Back End note is secured by a $40,000 Promissory Note to the Company, issued by the Holder. The Company has the right to cancel the Back End note. If it elects to disallow such funding, then the Company’s Back End Note will be cancelled along with the offsetting Holder’s Promissory Note.	40,000	—

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in April 2015 and bears an 8% interest rate.	32,500	—

Convertible into 50% of the lowest close price during the 10 trading days immediately preceding conversion. Note matures in August 2015 and bears an 8% interest. In connection with this convertible note, the Company issued a Back End convertible note, in the principal amount of $25,000. The Back End Note has the same terms, due dates and conditions the convertible note. This Back End note is secured by a $25,000 Promissory Note to the Company, issued by the Holder. The Company has the right to cancel the Back End note. If it elects to disallow such funding, then the Company’s Back End Note will be cancelled along with the offsetting Holder’s Promissory Note.	25,000	—

Convertible at the lessor of (a) $0.004 or (b) at 40% discount of the lowest trade price during the 25 trading days immediately preceding conversion. Note matures in September 2016 and bears a one time interest charge of 12% after ninety days (December 2014).	30,000	—
	$1,104,140	$882,000
F-16

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

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

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity

Convertible Debt Balance as of December 31, 2013	$882,000	8% -12%	March 2008 – Sept. 2014 ($882,000 is in default as of September 30, 2014)

Borrowings during the nine month period ended September 30, 2014	339,000	8% -12%	October 2014 – Sept. 2016

Conversions during the nine month period ended September 30, 2014	(116,860)
Convertible Debt Balance as of September 30, 2014	1,104,140

Debt Discount	(163,707)

Convertible Debt Balance as of September 30, 2014 - Net	$940,433

(B) Debt Discount

During the nine months ended September 30, 2014 and 2013, the Company recorded debt discounts totaling $329,336 and $435,000 respectively.

The debt discounts pertain to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value.

The Company amortized $349,940 and $246,229 during the nine months ended September 30, 2014 and September 30, 2013, respectively, to interest expense.

	September 30, 2014	December 31, 2013

Debt Discount	$787,965	$575,489
Amortization of debt discount	(624,258)	(391,177)
Debt Discount - net	$163,707	$184,312
F-17

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 9 – Derivative Liabilities

Derivative liability – December 31, 2013	$3,250,672
Fair value mark to market adjustment for convertible instruments	(1,170,770)
Reduction in fair value due to debt conversions	(245,286)
Fair value at the commitment date for convertible instruments	839,238
Derivative liability - September 30, 2014	$2,673,854

The Company records debt discount to the extent of the gross proceeds raised, any excess amount is recorded as a derivative expense. The Company recorded a derivative expense of $525,766 and $727,442 for the nine months ended September 30, 2014 and 2013.

The Company uses the Black-Scholes model to estimate the fair value of its derivative liabilities at the end of each reporting period. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2014:

	Commitment Date	September 30, 2014

Expected dividends:	0%	0%
Expected volatility:	238% - 449%	290% - 483%
Expected term:	0.50 - 2 years	0.01 – 1.93 year
Risk free interest rate:	0.08% - 0.37%	0.02% - 0.58%

Note 10 – Related Party Transactions

(A)	Accounts Payable – Related Party

As of September 30, 2014 and December 31, 2013 the Company had accounts payable due to board members and companies owned by board members of $391,158 and $324,252. During the period April 8, 2010 through September 30, 2014, management and board members have been loaning money to the Company, paying expenses on behalf of the Company and deferring consulting fees.

(B)	Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the nine month periods ending September 30, 2014 and September 30, 2013 the amounts were $75,000 and $112,500 respectively.

(C)	Notes Payable – Related Parties

The Company executed various promissory notes to related parties since inception. No new notes were issued for the period ending September 30, 2014.

The notes had the following range of terms:

●	Maturing in 3 months to 1 year;

●	Non-interest bearing

●	Unsecured

●	Default interest rate at 6%, per annum;
F-18

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company repaid $0 and $2,925 respectively leaving a balance of $73,949 and $73,949 respectively. The Company is currently in default on all of these notes.

Debt under these obligations at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013

Notes payable	$73,949	$73,949
Less: Current maturities	(73,949)	(73,949)
Notes payable, net of Current maturities	$—	$—

Note 11 – Retirement Plan

401(k)

The Company provided a 401(k) employee savings and retirement plan (the “Plan”). The Plan covered all employees who have completed six months of consecutive service with 160 hours monthly or have completed one year of service. The Company matched 100 percent of a participant’s elective deferrals up to 3 percent of the participant’s compensation, plus 50 percent of the participant’s elective deferrals that exceed 3 percent of the participant’s compensation, up to 5 percent of the participant’s compensation. Total contributions by the Company to the Plan were $0, $0, and $12,349 for the nine months ended September 30, 2014 and 2013 and for the period April 8, 2010 (inception) through September 30, 2014, respectively.

Note 12 – Foreign Operations

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

The consolidated financial statements of the Company’s subsidiary, located in Costa Rica, are translated from colones, its functional currently, into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the exchange rate in effect at the reporting date, and all revenue and expenses are translated at the month-end exchange rate. The effects of translating the financial statements of the foreign subsidiary into U.S. dollars are reported as a cumulative translation adjustment, a separate component of the accumulated other comprehensive income (loss) in the consolidated statements of the shareholders’ equity (deficit). Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations. The amount of foreign currency transaction gains and losses and translation adjustments were de minimis during the nine month periods ended September 30, 2014 and 2013.

F-19

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 13 – Stockholders Deficit

Common Stock –

Common Stock has 2,600,000,000 shares authorized at $0.001 par value. Subject to the foregoing provisions, dividends may be declared on the Common Stock, and each Share of Common Stock shall entitle the holder thereof to one vote in all proceedings in which action shall be taken by stockholders of the Corporation.

For the nine months ended September 30, 2014 the following Common Stock has been issued:

-

3,846,154 Restricted Common Stock to Iconic Holdings, LLC. of Bethesda, MD. Stock was issued against the agreement for an Equity Line of Credit of up to five million dollars ($5,000,000). This is the first of two tranches for their commitment fee of the contract.

-	1,833,000 Restricted Common Stock to Uptick Capital, LLC. of Stamford, CT. Stock was issued against services for consulting in strategic planning initiatives to enhance and accelerate the commercialization of the Company’s business objectives.

-	41,656,963 Common Stock the Holder of various convertible notes that converted $32,500 in principal and $1,300 in accrued interest for a note with the maturity date of August 2014.

-	176,088,000 Common Stock to Tarpon Bay Partners, LLC., pursuant to Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida.

-	44,284,604 Common Stock the Holder of various convertible notes that converted $42,500 in principal and $1,700 in accrued interest for a note with the maturity date of October 2014.

-	127,033,879 Common Stock the Holder of various convertible notes that converted $32,500 in principal and $1,300 in accrued interest for a note with the maturity date of December 2014.

-	52,000,000 Common Stock the Holder of a convertible note that converted $9,360 in principal and $0 in accrued interest for a note with the maturity date of September 2014.

-	12,600,000 Common Stock (Restricted) to Investor News Source Consulting, LLC. for services rendered during a two-month period.

Note 14 – Commitments and Contingencies

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

Rent expense amounted to $17,066 and $33,480 for the nine month periods ending September 30, 2014 and September 30, 2013, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations.

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
F-20

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

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

In connection with the settlement, and during the nine months ended September 30, 2014, the Company issued Tarpon 176,088,000 shares of Common Stock from which gross proceeds of $245,550 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $80,793 and providing payments of $164,758 to settle outstanding vendor payables.

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

F-21

STL Marketing Group, Inc. & Subsidiaries

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 15 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were available to be issued to determine if they must be reported. The Management of the Company determined that there are certain reportable subsequent events to be disclosed as follows:

The Holder of a convertible note converted $7,281 in principal for a note with the maturity date of September 2014, into 60,675,000 shares of Common Stock.

The Company issued 12,600,000 of Restricted Common Stock to Investor News Source Consulting, LLC. for services rendered during a two-month period.

The Holder of various convertible notes converted $4,720 in principal and $234 in accrued interest for a note with the maturity date of March 2015, into 80,226,100 shares of Common Stock.

The Holder of a convertible note converted $5,000 in principal for a note with the maturity date of October 2013, into 12,528,067 shares of Common Stock.

The Holder of various convertible notes converted $6,295 in principal, and $2,271 in accrued interest and $ 2,415 in fees for a note with the maturity date of September 2014, into 88,553,963 shares of Common Stock.

On October 30, 2014, the Board approved the Reverse Stock Split and recommended to the Majority Stockholder that they approve the Reverse Stock Split. On October 31, 2014, the Majority Stockholder approved the Reverse Stock Split by written consent in lieu of a meeting in accordance with Colorado law.

●	The 1-for-15 reverse stock split of the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”);

The Schedule 14C Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, was submitted to and confirmed receipt by the Securities and Exchange Commission on November 3, 2014.

The Reverse Stock Split will become effective on the date that we file the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the “Amendment”) with the Secretary of State of the State of Colorado. We currently expect to file the Amendment on or about December 3, 2014.

F-22

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

Plan of Operation

The Company’s efforts through the period ending September 30, 2014 and for the next 12 months are focused on several key areas: (i) continuing efforts to pursue the proposed Power Purchase Agreement (“PPA”), (ii) the initiation of our new business opportunity based on the distribution and sales of VoIP telecommunications equipment (“PBX Systems”), and (iii) the initial steps for the distribution of select products from Grupo IUSA, in the United States.

Power Purchase Agreement

In December 2012, we received an official letter affirming our PPA proposal from the Compañia Nacional de Fuerza y Luz (“CNFL”) issued and signed by its General Manager and filed with the Securities and Exchange Commission on July 30, 2013 (the “PPA Letter”). Based on the PPA Letter and ongoing meetings with the CNFL, in 2013 the Company had its personnel in Costa Rica providing additional technical and tender information in an effort to finalize the PPA. However, since November 2013, the Costa Rica presidential elections were in process and our progress was delayed.

The Costa Rica presidential elections resulted in Mr. Luis Guillermo Solis becoming the President of Costa Rica (as the candidate from the Partido Accion Ciudadana or PAC). We believe Mr. Solis, as a candidate, took a very favorable position to the generation of electricity by private enterprises as part of an overall solution to the energy crisis of the country. However, since his election, President Solis has since appointed the new Grupo ICE Chairman and CEO whom we believe opposes any private generation of electricity. Further complicating matters, the General Manager who issued us the PPA Letter from CNFL, was unexpectedly removed from office. In fact, a great majority of the CNFL executive staff, who the Company believes was key in its efforts to finalize the PPA have been removed and replaced.

As a result, the Board has reached out to CNFL and requested a meeting with the new General Manager to move forward on our PPA proposal as reflected in the PPA Letter. The Company will also be exploring alternatives to CNFL, including the possibility of a 7200/7508 license (maximum of 20MW). At this time, it is unclear on how these changes affect our progress to date. Due to the governmental changes in Costa Rica, we may have to reinitiate the process with CNFL.

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

In October 2014, the Company met with representatives of CNFL and has also met with a variety of business and government officials to gather more information on the eighteen-month review of private generation in Costa Rica. We believe from these meetings that there is a possibility that the delay may be less than the announced eighteen months and that the Company may be allowed to continue its PPA work in 2015. The Company is cautiously optimistic about this possibility and is continuing its political work to ensure we are up to date and fully informed. We believe the political pressure to address rising energy costs is becoming a point of concern for the new administration. For now, the Company continues to operate in Costa Rica at reduced staff levels.

PhoneSuite Solutions, Inc.

On June 24, 2013, the Company entered into a Strategic Alliance and Distribution Agreement with Call Management Products Inc. (“CMP”), doing business as PhoneSuite Solutions, Inc. PhoneSuite Solutions, Inc. was formed as a wholly owned subsidiary of the Company and is a separate legal entity from CMP focused on the sale, distribution and channel development of VoIP telecommunications equipment. PhoneSuite Solutions, Inc. is tasked with the distribution, sales and channel development of CMP’s technology in select markets.

At this time, internal work has been completed on both the structural necessities for this type of transactional business and the necessary training and certifications processes to ensure the proper infrastructure in instituting a process to establish dealers. Internal review of our accounting systems has also been completed and is now loaded and adapted to quoting, entering orders, and invoicing.

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

To ensure an active and successful dealer program and sales funnel we have begun the process of establishing our dealer network. In this area, we are actively working with a handful of potential dealers that we believe will execute dealer agreements in the short term. We have announced one partnership with VTECH’s CALA hospitality division whereby VTECH will provide us leads for the PhoneSuite product line and vice versa. This also provides us access to their dealer network if applicable. Additionally, we have had preliminary discussions with UNIDEN to explore providing business telephones with the IP PBX as a whole solution. All of this is underway as we await progress on the energy front.

The Company has successfully signed one distribution agreement covering the United Arab Emirates and India and currently has five active overseas distribution possibilities. The Company does plan to add at least two more potential distributors before year-end. These possible partners are located in Australia, Barbados, Saipan, Malta, and Mexico. Active quotes to potential customers are significant for our current stage.

Over the balance of 2014 and 2015, we do believe PhoneSuite Solutions, Inc. will begin to generate revenue, add dealers, and follow through with our goal to gain financial independence. We believe that this should ease dependence on fundraising over the near term and lessen our need for the current funding mechanisms.

Grupo IUSA

In conjunction with the PhoneSuite Solutions distribution business model, the Company has reinitiated discussions with Grupo IUSA. At this time we are working jointly with them to identify the initial product range to work on and will be able to buy and resell the identified lines. Our initial steps are to present the introductory products to local utilities gather feedback and work on a national offering of products. The goal would be to establish a long-term agreement to handle the identified products in the United States electrical distribution market.

Results of Operations

For the three months ended September 30, 2014 and 2013

For the three months ended September 30, 2014 and 2013, the Company reported a net loss of $(158,282) and $(982,052), respectively. The change in net (loss) between the periods ended September 30, 2014 and 2013 is primarily attributed to derivative liabilities.

Operating expenses increased by roughly 1% during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The net $1,916 increase in operating expenses is primarily attributed to the following changes in operating expenses: increase in compensation of $3,919 due to the inclusion of payroll taxes, decrease in professional fees of $9,129 related to legal services required in Costa Rica and a increase in general and administrative of $7,126 related in the marketing and web development of the Company’s new development into the PBX market.

The Company is still a development stage company and therefore has no revenues to date.

For the nine months ended September 30, 2014 and 2013

For the periods ended September 30, 2014 and 2013, the Company reported a net loss of $(521,138) and $(1,395,101), respectively. The change in net loss between the periods ended September 30, 2014 and 2013 is due to a decrease in derivative liabilities.

Operating expenses decreased by roughly 4% during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The $21,765 decrease in operating expenses is primarily attributed to the following changes in operating expenses: increase in compensation of $13,425 due to the inclusion of payroll taxes, increase in professional fees of $64,216 and decrease in general and administrative of $99,406 primarily related in elimination of reclassifying outside service fees of $75,000, as well an overall decrease in expenses including rent and outside service fees.

The Company is still a development stage company and therefore has no revenues to date.

Liquidity and Capital Resources

As of September 30, 2014, we had a working deficit of $5,064,400 as compared to December 31, 2013 of $5,402,299 a decrease of $337,900. The decrease in working deficit for the period ended September 30, 2014, is primarily attributed to an increase in the Company’s assets deferred offering costs of $59,136, as well as an increase in liabilities related to accrued payables and expenses of $126,647, additional convertible notes, net of discount of $242,745 and a decrease in notes payable of $57,100, settlement and stock liabilities of $9,652, as well as in derivative liabilities of $576,818.

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013, was $(312,173) and $(271,973), respectively. The net loss for the nine months ended September 30, 2014 and 2013 was $(521,138) and $(1,395,101), respectively.

Net cash provided by investing activities for the nine months ended September 30, 2014 was $2,758, as compared to the nine months ended September 30, 2013 was $14,806.

Net cash provided by all financing activities for the nine months ended September 30, 2014 was $314,000, as compared to $257,075 for the nine months ended September 30, 2013. During the nine month period ended September 30, 2014, the Company sold notes for the proceeds of $314,000.

The estimated working capital requirement for the next twelve months is $770,000 with an estimated burn rate of $64,000 per month.  Due to the progress of PhoneSuite Solutions, the Company anticipates additional infrastructure and human resources.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $521,138 and $312,173, respectively, for the nine months ended September 30, 2014.

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

Off Balance Sheet Arrangements

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

Arbitration- Grupo Aldesa - (Pending)

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

Exchange Under Section - 3(a)(10)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2014 the Company issued the following shares of Common Stock:

3,846,154 shares of common stock to Iconic Holdings, LLC (“Iconic”). These shares of common stock were issued pursuant to the agreement for an Equity Line of Credit of up to five million dollars ($5,000,000). This is the first of two tranches for Iconic’s commitment fee under the agreement.

1,833,000 shares of common stock issued to Uptick Capital, LLC (“Uptick”). These shares of common stock were issued for consulting services and strategic planning initiatives to enhance and accelerate the commercialization of the Company’s business objectives.

41,656,963 shares of common stock issued to the holder of various convertible notes that converted $32,500 in principal and $1,300 in accrued interest under a note with the maturity date of August 2014.

176,088,000 shares of common stock issued to Tarpon Bay Partners, LLC, pursuant to Section 3(a)(10) of the Securities Act of 1933, ordered by the Circuit Court of the Second Judicial Circuit in Florida.

44,284,604 shares of common stock issued to the holder of various convertible notes that converted $42,500 in principal and $1,700 in accrued interest under a note with the maturity date of October 2014.

127,033,879 shares of common stock issued to the holder of various convertible notes that converted $32,500 in principal and $1,300 in accrued interest under a note with the maturity date of December 2014.

52,000,000 shares of common stock issued to the holder of a convertible note that converted $9,360 in principal and $0 in accrued interest under a note with the maturity date of September 2014.

12,600,000 shares of common stock issued to Investor News Source Consulting, LLC for services rendered during a two-month period.

These securities were not registered under the Securities Act of 1933 (the “Securities Act”). Unless otherwise noted, such issuance of securities was exempt from registration under the safe harbor provided by Regulation D Rule 506 and Section 4(2) of the Securities Act. We made this determination in part based on the representations of investors, which included, in pertinent part, that such investors were sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D, and upon such further representations from the investors that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  Our determination is made based further upon our action of (a) making written disclosure to each Investor in the Subscription Agreement prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of the Company of any general solicitation or advertising for securities herein issued in reliance upon Regulation D Rule 506 and Section 4(2) of the Securities Act.

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
10

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STL Marketing Group, Inc.

Date: November 19, 2014	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	Chief Executive Officer
(Principal Executive Officer)
11