Form 10-K
period 2014-12-31
STL Marketing Group, Inc.
filed 2015-04-22
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on a closing price of .0255 was approximately $254,894 (reflecting the 1:15 reverse split effective March 5, 2015). As of April 15, 2015, the registrant had 145,697,286 shares of its common stock, 0.001 par value per share, outstanding.

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

History

STL Marketing Group, Inc. (the “Company,” “our Company,” “we,” “us,” “our,” or “STL,” was incorporated under the laws of the State of Colorado on February 16, 1999 under the original name of Fountain Colony Ventures, Inc. Fountain Colony Ventures, Inc. changed its name to SGT Ventures, Inc. in March 2006. In June 2006, SGT Ventures, Inc. changed its name to Stronghold Industries, Inc. On October 30, 2007, Stronghold Industries, Inc. entered into a share purchase and exchange agreement with Image Worldwide, Inc. The Company name was officially changed with the Secretary of State to Image Worldwide, Inc. (“Image Worldwide”) on November 21, 2007. In 2008, Image Worldwide concentrated its business activities on helping clients create, market and promote their brands and image in print, online and at live events. Image Worldwide entered into a share exchange agreement with St. Louis Packaging Inc. on January 31, 2009. In April 2009, the Company changed its name to STL Marketing Group, Inc. On December 1, 2009, the Company sold majority of the STL Brands to Alliance Creative Group, Inc. In March of 2011, the Company entered into a distribution agreement with United Fuel Savers and entered into an option agreement to purchase land in Texas for a potential business opportunity. Prior to October 15, 2012, this distribution agreement and option agreement was canceled. On October 15, 2012, the Company agreed to merge with Versant Corporation, a Colorado based renewable energy company. On February 4, 2013 the Company entered into a share exchange agreement with Versant whereby Versant became the Company’s wholly owned operating subsidiary. The transaction is being accounted for as a reverse merger. Accordingly, the historical financial information going forward will be that of Versant Corporation and subsidiaries.

On May 29, 2014, the Board of Directors (the “Board”) of STL Marketing Group, Inc. (the “Company”) approved the formation of PhoneSuite Solutions, Inc. (“PSS”), as a Delaware corporation and a wholly owned subsidiary of the Company. On June 16, 2014, the Board approved the issuance of one-hundred (100) shares of common stock of PSS to the Company (the “Subsidiary Shares”). The Subsidiary Shares represent 100% of the authorized shares of common stock of PSS.

On June 24, 2014, PSS, as the Company’s wholly owned subsidiary, entered into a Strategic Alliance and Distribution Agreement (the “Agreement”) with Call Management Products, Inc. (“CMP”), a Colorado corporation in the business of designing, manufacturing, marketing, and selling telecommunications products. The Agreement provides that PSS will establish a dealer network and market and sell CMP’s products both internationally and in the United States (the “Territory”). In the domestic market PSS will market to the general business market, excluding the hospitality and assisted living verticals. Internationally, PSS may sell to all markets and develop both the hospitality and general business marketplaces.

Additionally, the Agreement provides that PSS will develop the Territories at its cost and promote CMP’s brands, name and products consistently across the globe. PSS is an exclusive Strategic Ally for CMP’s products in the Territory. The Agreement provides that, each year, PSS and CMP will mutually establish a sales quota for PSS to meet, with the first quota set for fiscal 2015.

As a result, our business operations are currently (i) the sale and distribution of telecommunications under the brand name PhoneSuite; and (ii) the prospective sale of electricity through a planned wind park to a government owned utility company in Costa Rica. The Company continues to evaluate additional opportunities to bolster its revenue stream. Our corporate organization is as follows:

STL Marketing Group, Inc.
Versant Corporation
Engeria Renovable Versant SRL
(Renewable Energy - Costa Rica)
PhoneSuite Soluntions, Inc.
VTRES Bache SRL

STL Marketing Group, Inc. has been trading on the OTC Market Pink Sheets under the symbol ’STLK’ since April 2009.

OVERVIEW OF OUR RENEWABLE ENERGY BUSINESS

STL Marketing Group, Inc. (OTC: STLK), (the “Company”) is a Colorado corporation seeking to provide wind energy to the Costa Rican government from a wind power generation plant the Company intends to build and operate pursuant to a PPA (as defined below), which the Company expects to initiate in 2016. The Company has two wholly owned subsidiaries in Costa Rica that handle the development of the business and are expected to operate the power generation plant within the country. Energia Renovable Versant SRL (“ERV”) is a 100% owned subsidiary and is used as a holding company for potential future renewable energy operating companies. ERV intends to consolidate common tasks for the operating companies in Costa Rica. VTRES BACHE SRL (“VTRES”) is 100% owned by ERV. VTRES is the legal entity that we intend to operate the first proposed wind farm in the northern area of the province of Guanacaste, Costa Rica.

Costa Rica has a variety of laws that govern the generation of electricity. Due to the location of our primary site, we cannot use the existing law for private generation (Ley 7200/7508). This is a result of the lack of an existing sub-station of Grupo ICE in the vicinity. The lack of a sub-station requires us to partner with one of the various State-Owned Entities charged with the distribution and generation of electricity for their respective regions. Candidates for partnership include JASEC, CNFL, COOPELESCA, ESPH and COOPEGUANACASTE.

Under its proposed long-term land agreement, the Company is seeking to develop its first field on 270 hectares (the “primary site”). Due to the current political delays revolving around the eighteen-month review period for the generation of electricity by private entities, the Company is also working on alternatives for sites that are more amenable to the development under Costa Rica’s private generation law (Law 7200/ 7508) with proximity to existing substations. Law 7200/7508 is an existing process by which private generation companies can, and do, contract with Grupo ICE for the purchase of electricity. This process is well developed and has existed for several decades. As mentioned above, the lack of an existing sub-station at our proposed 270-hectare site requires a Power Purchase Agreement through other existing laws. The Company believes it is important to explore other potential sites during this review period to avoid any potential future delays.

In November 2013, President Luis Guillermo Solis was elected in Costa Rica. Initially, the Company believed that Mr. Solis was amicable to private entities generating electricity as part of an overall solution to the energy crisis in Costa Rica based on his campaign promises and positions. However, Mr. Solis has made various post election representations that would seem to indicate his non-approval of such a position, mainly the appointment of a new chairman for the country’s Grupo ICE committee. We believe the Grupo ICE appointee, and now CEO and Chairman of Grupo ICE, has a public position generally against private enterprise’s participation in the power generation spectrum. The Company believes that this appointment will likely trigger opposition by the Costa Rican government against companies such as ERV from establishing privatized energy solutions.

The Company is actively engaged in lobbying through different government channels. The Company will also be exploring alternatives to the previous government approval process, including the possibility of a 7200/7508 license, which allows the Company to produce up to 20MW of electricity. However, due to the preceding events in the Costa Rican government, we cannot state with any certainty or provide any assurances of an expected timeline for regulatory approval.

Energy Market in Costa Rica

Costa Rica is in need of inexpensive energy sources, as it does not possess any petroleum or coal and its natural gas reserves are, as of yet, untapped. As a result of this lack of fossil fuel, Costa Rica has had to develop new sources of renewable energy. As stated in the article, Environmental Entrepreneurs Update June 28, 2007, President Aims for Carbon Neutrality, Costa Rica already uses hydroelectric and geo thermal methods and, in 2007, set 2021 as the year to become carbon neutral. According to The Delhi Planet, Being Carbon Neutral- What It Means And Whats Being Done, July 16, 2008, “In 2004 itself, 46.7% of Costa Rica’s primary energy came from renewable sources, while 94% of its electricity was generated from hydroelectric power, wind farms and geothermal energy in 2006.” Costa Rica is pro-active about being carbon neutral. Currently, there is a 3.5% tax on gasoline in the country that is used for payments to compensate landowners for growing trees and protecting forests.”

Grupo ICE is the largest of the State Owned Enterprises in Costa Rica and is the institution that controls all of the country’s electrical distribution. According to the Business Wire article titled Fitch Affirms Instituto Costarricense de Electridad’s Ratings at BB+, The Instituto Costarricense de Electricidad (“ICE”) is the largest power generator and electric distribution utility company in the country. ICE’s role is to develop, operate and ensure that telecommunication and electric services and distributions are provided to the Country. ICE is a State Owned Enterprise and its revenues are approximately $1 billion per year, which includes telecommunications services (fixed, data and cellular).

Based on the experience of Ing. Pedro P. Quiros, our founding Chairman, and the previous Chief Executive Officer and Chairman of Grupo ICE, the Company believes, that as much as 90% of the country’s hydroelectric facilities are losing effectiveness because of variations in the rainfall in the past few decades in Costa Rica. Additionally, it is his opinion that most hydroelectric facilities are reaching their useful life (50 years) and will need replacement or major maintenance. We believe this will place a serious burden on the country’s electric providers, as it will take much needed infrastructure investment away from new developments. We believe these developments are already taking place, which is straining the country’s sole petroleum-based 200 MW facility (“Garabito”).

Based on Grupo ICE’s public reports and our founding Chairman’s knowledge, we believe that Costa Rica is 8-10 years behind in developing the necessary electrical infrastructure to maintain pace with its needs. Grupo ICE is working to develop various projects, however, over the past few decades, government funding support has been diverted to other governmental priorities, such as housing. We believe this has left the electrical development delayed and behind with the country’s needs and electrical projects are large, expensive, complicated, and time consuming. We believe this infrastructure delay is pitting electric rates against the country’s competitiveness. The Company believes that the government has a projected investment requirement of $10 billion for electric generation alone over the next decade (2010-2020) with a maximum investment capacity of $5 billion over the same time frame.

Law 8660 passed in large part due to the efforts of the former Chief Executive Officer and Chairman of Grupo ICE, Ing, Pedro P. Quiros, who regulated the possible maximum investment that can be made by Grupo ICE at approximately $5 billion. Based on their revenue, we believe ICE’s current legal framework allows it to invest about $850 million per year for its core businesses. This means that about $350 million per year is allocated for electric generation (the remainder is split between electrical distribution- $150 million- and telecommunications- $350 million). We believe that this leaves the government with an approximate, and very conservative, shortfall of $5 billion for electric generation in the next decade ($10 billion in required investment, less $350 million in electric generation plus $150 in electrical distribution times 10 years, equals a $5 billion shortfall). These internal forecasts do not take into account the possible reduced telecommunications revenues as a result of competition in the cellular market and possible credit issues due to the effect of the latest Moody’s downgrade of the country’s credit rating in September 2014 to Ba1 from Baa3, which was the downgrade given in 2010 from BB+.

Over approximately the last two years, numerous complaints by the Costa Rican public have been made and the local newspapers have covered the rate hikes Grupo ICE has instituted as a result of the very high use of its main 200 MW reserve facility, Garabito. Garabito uses petroleum-based fuel and runs continuously, primarily in the summer months (October-March) when the rains stop and hydro plants slow as a result of the lack of water. According to the article “Tarifa electrica impacta competitividad” dated March 26, 2013 in La Republica, one of the major newspapers in Costa Rica, electric rates have risen 50-60% since 2007 as a result of underdevelopment of infrastructure.

Legal and Regulatory Framework

The situation related to the state of the energy market in Costa Rica has highlighted to the public the limited existing legal framework that allows the private generation and sale of electricity. As a result, there has been discussion in the legislature on how to expand and strengthen private rights and participation in the electric generation space. Currently, new laws are expected to improve the current legal framework in favor of private enterprise. However, these new laws are not expected for a few more years. Our business plan currently utilizes existing legislation and any future improvements would be a welcome benefit. However, the new government changes have delayed our progress and we may have to reinitiate the process to put the power purchase agreement in place. We cannot guarantee that any such future improvements will ever take place.

The current legal framework allows a few options to generate electric power. Law 7200/7508 controls the provision of concessions for private enterprises and specifically delineates the process by which any private enterprise receives, operates and commercializes its concession. This law is applicable to limited capacity facilities selling to ICE in amounts less than 20 MW. Law 8345 specifically grants the eight Costa Rican electric utility companies the right to generate power and specifies other rights like the “right of way” and the power to appropriate via “eminent domain”. There are various smaller electric utility companies (state cooperatives) in the country charged with other public services like street lighting, waste removal and sewage. These other electric utility companies bill their constituents directly, and as a group, handle half (50%) of the electrical distribution in the country with the other 50% handled by ICE. The bylaws as passed in Costa Rica for these utility companies allow them to enter into agreements with private entities to develop their services. These utility companies do not need further legislative approval or bidding to enter into these partnership agreements, so long as (i) Costa Rican ownership levels are within the law (35%), (ii) no Costa Rican government funds are used in the development, and that (iii) “a clear benefit is provided by entering into these arrangements” as stated in Law 8345.

Laws established for the Public Service companies such as Compañía Nacional Fuerza y Luz (an ICE subsidiary), JASEC (“Cartago”) and ESPH (“Heredia”), are similar to the one of four electric cooperatives regarding power generation and distribution. These entities have their own legal framework. All are allowed private partnerships to generate electricity and all have the credit rating of the Costa Rican government.

Off-Taker and Distribution Channel

An off-taker is a buyer of a resource to purchase and sell portions of a producer’s future production. An Off-Taker Agreement, or Power Purchase Agreement (“PPA”), is normally negotiated prior to the construction of a facility such as our proposed wind farm, in order to secure a market for the future output of the facility. On December 21, 2012, the Company received a Letter of Interest from the Compañia Nacional de Fuerza y Luz (“CNFL” or the proposed “Off-Taker”). CNFL is a private company 98% owned by Grupo ICE. Its market is “El Valle Central” or Central Valley, the area of San Jose and its environs. According to a public article published in Costa Rica, “El Potgam a la luz del censo 2011”, Central Valley is the largest market in the country with approximately 2 million customers in its general area.

The Company negotiated key terms and conditions with CNFL for a proposed PPA, including potential price and term. As a result of these negotiations, the Company tendered an official offer on April 16, 2013. The parties agreed in principle to a price (net of taxes) of $0.083/kWh and a term of twenty-five years. The price of electricity for wind, as many other services, is regulated by ARESEP and the above price is what we believe to be on the lower edge of the accepted pricing range in Costa Rica. Based on current information from the potential buyer, they delayed the internal process due to changes in regulation and later on due to new policies of the government winning the elections early in 2014. Currently, all private generation is on hold for an internal government review, which began in summer of 2014 and is expected to last through early 2016. In the event that the Off-Taker does not execute the PPA, there is no guarantee that the Company will be able to secure another Off-Taker on similar terms or at all. Should the Company not be able to secure another Off-Taker it would have a material adverse effect on our business and may cause us to cease operations entirely.

Costa Rica held elections in May 2014 and the new administration has advised, as of June 2014, that all projects for private generation are on hold until a review period of 18 months can be completed. Due to the delay presented by this review period, the Company is exploring 7200/7508 possibilities, the case being that these smaller plants are easier to accept within the existing legislation and are outside the current review process. We are currently pursuing alternative sites that allow us to utilize the 7200/7508 legislation, in the same area as our primary site. The Company will only seek alternative sites, compliant with Law 7200/7508, with existing sub-stations and access to high tension lines already provided by Grupo ICE. If successful, the ensuing PPA would be with Grupo ICE.

Interconnection

An “interconnection” is a power grid that operates at a synchronized frequency and is electrically tied together during normal system conditions. Synchronous grids with ample capacity facilitate electricity market trading across wide areas. Per the terms of our offer, CNFL intends to collect their electricity “at site” which means that they would be ensuring the interconnection and transport of the electricity generated by our wind farm to their substation. In our opinion this could greatly reduce our risk, as CNFL is an entity that has, as ICE’s subsidiary, full control and rights to the high-tension transmission lines of Costa Rica. ICE is the exclusive agent for high-tension lines including access to this network. This high-tension network is how electricity is delivered to CNFL’s grid and from there to its customers. The 7200/7508 contracts contemplate delivery at the substation and are by law with Grupo ICE, however, there is no existing substation at the primary site described above and therefore, we are looking for alternative smaller sites as well.

The substation in the primary site where the Company intends to connect to the high transmission lines to transport the electricity is less than 500 meters from the Sistema de Interconexion Electricapara America Central or Central American Electrical Interconnection System (“SIEPAC”). SIEPAC is a planned interconnection of the power grids of six Central American nations. In Central America, few electrical interconnections currently exist, and those that do are often old and unreliable. SIEPAC has been discussing plans to link the region’s electricity grids since 1987. The proposed project entails the construction of transmission lines connecting 37 million consumers in Panama, Costa Rica, Honduras, Nicaragua, El Salvador, and Guatemala. It is not clear if Belize, which buys much of its power from Mexico, will also be included. SIEPAC would cost about US$320 million without the interconnections with Mexico (US$40m), Belize (US$30m) and Panama (US$200m) and, back in 2003, was scheduled for completion in 2006. More recently, it has been estimated it would be completed in 2009. As of April 2013, all but about 20 km in southern Costa Rica is operating.

We believe because our proximity to the substation is so close to the SIEPAC transmission line that it may be possible to avoid paying the SIEPAC interconnection line costs and that an interagency arrangement could be handled under CNFL/ICE’s already existing agreements with SIEPAC. The Company and SIEPAC have entered into a non-binding letter of intent, whereby SIEPAC intends to serve as an interconnection and will provide the power generated, by the company’s proposed wind farm, to customers across Costa Rica. Please see a copy of the Letter of Intent between the Company and SIEPAC filed as Exhibit 10.1 to the amended registration statement on Form 10. Filed on December 4, 2013.

Wind Studies

Wind studies have been conducted on the primary site for the past several years. There are six active wind measurement towers on site, each 80 meters high, gradually built since 2007. In addition, there are two older towers of 50 meters high, which are out of service today, but have provided data along with neighboring MET masts for reference into the overall wind mapping conditions of the region. These stations offer different height levels of measurements for five years. The compiled data will be used for the revised Annual Energy Production Report (as defined below).

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

Competition

We face competition from other wind energy companies, renewable energy generators, and traditional energy companies in our bidding and signing for a long-term PPA with the government of Costa Rica. However, if we are successful in signing the PPA, we believe we will have no competition for the wind energy generated by our anticipated wind farm. This is not to say that Costa Rica does not have other wind farms or sources of renewable energy but rather that once the wind farm is completed, the sales will be guaranteed for the term of the PPA, which is currently proposed as twenty-five (25) years. If the PPA is signed, our proposed contract covers our entire production and the Off-Taker is committed to buying this electricity over the 25-year term. Additionally, each government utility in Costa Rica has exclusive territory to its client base by law.

The Company would not make any sales without the execution of the PPA. Should the PPA be cancelled or otherwise terminated, it would have a material adverse effect on the Company and may force us to cease our business operations entirely.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2014 and 2013, have a working capital deficit of approximately $5,108,000 at December 31, 2014 and have no revenues at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Employees

As of April 15, 2015 the Company had two full-time employees and one consultant.

OVERVIEW OF OUR TELECOMMUNICATIONS BUSINESS

On May 29, 2014, the Board of Directors (the “Board”) of STL Marketing Group, Inc. (the “Company”) approved the formation of PhoneSuite Solutions, Inc. (“PSS”), as a Delaware corporation and a wholly owned subsidiary of the Company. On June 16, 2014, the Board approved the issuance of one-hundred (100) shares of common stock of PSS to the Company (the “Subsidiary Shares”). The Subsidiary Shares represent 100% of the authorized shares of common stock of PSS.

On June 24, 2014, PSS, as the Company’s wholly owned subsidiary, entered into a Strategic Alliance and Distribution Agreement (the “Agreement”) with Call Management Products, Inc. (“CMP”), a Colorado corporation in the business of designing, manufacturing, marketing, and selling telecommunications products. The Agreement provides that PSS will establish a dealer network and market and sell CMP’s products both internationally and in the United States (the “Territory”). In the domestic market PSS will market to the general business market, excluding the hospitality and assisted living verticals. Internationally, PSS may sell to all markets and develop both the hospitality and general business marketplaces.

Additionally, the Agreement provides that PSS will develop the Territories at its cost and promote CMP’s brands, name and products consistently across the globe. PSS is an exclusive Strategic Ally for CMP’s products in the Territory. The Agreement provides that, each year, PSS and CMP will mutually establish a sales quota for PSS to meet, with the first quota set for fiscal 2015.

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

To date, the Company has issued quotes to interested, potential customers for VoIP equipment. While there is no guarantee these quotes will be sold, it is an important milestone, as we believe this sales funnel does begin to indicate that we may have revenue in the near term, which we believe will help to establish a baseline to provide future goals based on previous sales.

To ensure an active and successful dealer program and sales funnel, we have begun the process of establishing our dealer network. In this area, we are actively working with a handful of potential dealers that we believe will execute dealer agreements in the short term. We have announced one partnership with VTECH’s CALA hospitality division whereby VTECH will provide us leads for the PhoneSuite product line and vice versa. This also provides us access to their dealer network if applicable. Additionally, we have had preliminary discussions with UNIDEN to explore providing business telephones with the IP PBX as a whole solution. All of this is underway as we await progress on the energy front. We can provide no assurances that these dealer agreements will be successful in generating sales for our business operations.

The Company has successfully signed three distribution agreements covering the United Arab Emirates and India, Barbados and Nigeria and currently has six additional and active overseas distribution possibilities. These possible partners are located in Australia, Bangladesh, Guatemala, Saipan, Malta, and Mexico. Active quotes to potential customers are significant for our current stage. We can provide no assurances that these distribution agreements will lead to sales.

In 2015, we believe PhoneSuite Solutions, Inc. will begin to generate revenue, add dealers, and follow through with our goal to gain financial independence. We believe that this should ease dependence on fundraising over the near term and lessen our need for the current funding mechanisms.

Competition

Competitors vary by region. However, we believe our major competitors include Avaya, Shoretel, NEC, Mitel and Cisco. PSS is focused on providing newer technologies such as Voiceware (full VoIP) and the Series 2 (VoIP/ Analog hybrid) for its dealer business vertical.

Business Plan

PSS is focused on the promotion, marketing, and sales of two of PhoneSuite’s core products (i) Voiceware and (ii) the Series2. These products are already deployed in the United States, with PSS now developing the dealer channel to achieve sales revenues overseas. These products are VoIP Private Branch Exchange products, designed to provide a feature rich communications system to businesses.

1.	Voiceware - Voiceware is a VoIP phone system (IP-PBX) application designed for today’s hospitality voice communication needs. The server-based core makes Voiceware extremely flexible, and enables PhoneSuite to continually enhance and improve a hotel PBX feature set without expensive equipment upgrades.

2.	Series 2 - Series2 VoIP combines a traditional telephone platform (analog room phones and digital and analog telephone lines) with a Voiceware server. This converts traditional analog and digital end points to be compatible with VoIP technology. With this technology a customer will be able to use existing wiring plans and phones without potentially expensive upgrades.

PSS is the exclusive distributor of PhoneSuite branded products to both the international market, as well as the Small Business Market (SMB) here in the United States. PSS currently has plans to offer products in geographic areas including, but not limited to: Asia, the Caribbean, Africa, Australia, the Middle East and India, Europe, Central America, and South America.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2014 and 2013, have a working capital deficit of approximately $5,108,000 at December 31, 2014 and have no revenues at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 1A. Risk Factors.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of December 31, 2014, we had a net loss of $771,742. A significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable, and these conditions raise substantial doubt about our ability to continue as a going concern.

Our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of December 31, 2014. The Company plans to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that it will be under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may need to cease operations or seek protection under bankruptcy laws. These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going concern”. Our ability to continue status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations. If we continue incurring losses and fail to achieve profitability, we may have to cease our operations. Our business plan may not be successful in addressing these issues.

RISKS RELATED TO OUR BUSINESSES

WE HAVE GENERATED SUBSTANTIAL NET LOSSES AND NEGATIVE OPERATING CASH FLOWS SINCE OUR INCEPTION AND EXPECT TO CONTINUE TO DO SO AS WE BEGIN TO DEVELOP AND CONSTRUCT OUR FUTURE ENERGY AND TELECOMMUNICATIONS PROJECTS.

We have generated substantial net losses and negative operating cash flows from operating activities since our operations commenced.

We expect that our net losses will continue and our cash used in operating activities will grow during the next several years, as compared with prior periods, as we increase our development activities. Energy and telecommunications projects typically incur operating losses prior to commercial operation at which point the projects begin to generate positive operating cash flow. We also expect to incur additional costs, contributing to our losses and operating uses of cash, as we incur the incremental costs of operating as a fully reporting public company. Our costs may also increase due to factors such as higher than anticipated financing and other costs; increases in the costs of labor or materials; and major incidents or catastrophic events. If any of those factors occurs, our losses could increase significantly and the value of our common stock could decline. As a result, our net losses and accumulated deficit could increase significantly.

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

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Operations will be subject to all the risks inherent in the establishment of a developing enterprise, such as difficulties in commercializing our wind energy power generation plant and telecommunications business, and the uncertainties arising from the absence of a significant operating history. We may be unable to sign customer contracts or operate on a profitable basis. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

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

THE LOSS OF ONE OR MORE MEMBERS OF OUR SENIOR MANAGEMENT OR KEY EMPLOYEES MAY ADVERSELY AFFECT OUR ABILITY TO IMPLEMENT OUR STRATEGY.

We depend on our experienced management team and the loss of one or more key executives could have a negative impact on our business. Our success depends to a significant extent upon the continued services of Mr. Jose P. Quiros, our Chief Executive Officer. The loss of the services of Mr. Quiros could have a material adverse effect on our growth, revenues, and prospective business. Mr. Quiros does have an employment agreement with the Company.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and company personnel having experience in the small wind turbine and telecommunications business. Competition for qualified individuals is intense. Additionally, because the wind industry is relatively new, there is a scarcity of top-quality employees with experience in the wind industry, including qualified technical personnel with significant experience in the design, development, manufacture and construction of wind power generation plants, and we may face challenges hiring and retaining these types of employees.

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

WE FACE COMPETITION PRIMARILY FROM OTHER RENEWABLE ENERGY SOURCES AND, IN PARTICULAR, OTHER WIND ENERGY COMPANIES.

We believe our primary competitors are developers and operators focused on renewable energy generation, specifically wind energy companies. We will compete with other wind energy companies primarily for sites with good wind resources that can be built in a cost-effective manner. We will also compete for access to transmission or distribution networks. Because the wind energy industry in the United States is at an early stage, we will also compete with other wind energy developers for the limited pool of personnel with requisite industry knowledge and experience. Furthermore, in recent years, there have been times of increased demand for wind turbine related components, causing turbine suppliers to have difficulty meeting the demand. If these conditions return in the future, component manufacturers may give priority to other market participants, including our competitors, who may have resources greater than ours.

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

WE WILL ALSO COMPETE WITH TRADITIONAL ENERGY COMPANIES.

We will also compete with traditional energy companies. For example, depending on the regulatory framework and market dynamics of a region, we also compete with traditional electricity producers when we bid on or negotiate for a long-term PPA. Furthermore, technological progress in traditional forms of electricity generation (including technology that reduces or sequesters greenhouse gas emissions) or the discovery of large new deposits of traditional fuels could reduce the cost of electricity generated from those sources or make them more environmentally friendly, and as a consequence reduce the demand for electricity from renewable energy sources or render existing or future wind energy projects uncompetitive. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

There may be delays or unexpected developments in completing our future wind energy projects, which could cause the construction costs of these projects to exceed our expectations. We may suffer significant construction delays or construction cost increases as a result of a variety of factors, including, without limitation:

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

WE FACE FORMIDABLE COMPETITION FROM NUMEROUS ESTABLISHED FIRMS THAT PROVIDE BOTH TRADITIONAL ENTERPRISE VOICE COMMUNICATIONS SOLUTIONS AS WELL AS PROVIDERS OF TECHNOLOGY RELATED TO BUSINESS COLLABORATION AND CONTACT CENTER SOLUTIONS; AS THESE MARKETS EVOLVE, WE EXPECT COMPETITION TO INTENSIFY AND EXPAND TO INCLUDE COMPANIES THAT DO NOT CURRENTLY COMPETE DIRECTLY AGAINST US.

We compete against providers of both traditional enterprise voice communications solutions, as well as providers of technology related to business collaboration and contact center solutions. In addition, because the business collaboration market continues to evolve and technology continues to develop rapidly, we may face competition in the future from companies that do not currently compete against us, but whose current business activities may bring them into competition with us in the future. In particular, information technology and communications applications deployed on converged networks become more integrated to support business collaboration. We may face increased competition from current leaders in information technology infrastructure, information technology, consumer products companies, personal and business applications and the software that connects the network infrastructure to those applications. Several of our existing competitors have, and many of our future competitors may have, greater financial, personnel, technical, research and development and other resources, more well-established brands or reputations and broader customer bases and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced and therefore, may be less affected by an economic downturn in a particular region. Other competitors may have deeper expertise in a particular stand-alone technology that develops more quickly than we anticipate. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives. Industry consolidations may also create competitors with broader and more geographic coverage and the ability to reach enterprises through communications service providers. Existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications solutions from their current data networking or software vendors. Additionally, as communications and data networks converge, we may face competition from systems integrators that traditionally have been focused on data network integration.

RISKS RELATED TO THE TELECOMMUNICATIONS INDUSTRY - REGULATION OF IP-BASED NETWORKS AND COMMERCE IN THE UNITED STATES AND ELSEWHERE MAY INCREASE, COMPLIANCE WITH THESE REGULATIONS MAY BE TIME-CONSUMING, DIFFICULT AND COSTLY AND, IF WE FAIL TO COMPLY, OUR SALES MIGHT DECREASE.

In general, the telecommunications industry is highly regulated. Regulatory treatment of VoIP telephony outside the United States varies from country to country and often the laws are unclear. We currently plan to distribute our products and services directly through resellers that may be subject to telecommunications regulations in their home countries. The failure by us or our resellers to comply with these laws and regulations could impact our business operations. Such regulations could include matters such as using or providing VoIP services or protocols, encryption technology and access charges for service providers. The adoption of such regulations could prohibit entry into a target market or force us to withdraw products in one or more jurisdictions. As a result, overall demand for our products could decrease and, at the same time, the cost of selling our products could increase, either of which, or the combination of both, could have a material adverse effect on our business, operating results and financial condition.

In addition, the convergence of the public switched telephone network, or PSTN, and IP-based networks could become subject to governmental regulation, including the imposition of access fees or other tariffs, and such regulation could adversely affect the market for our products and services. User uncertainty regarding future policies and regulations may also affect demand for communications products such as ours. We may be required, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to timely alter our products or address any regulatory changes may have a material adverse effect on our financial condition, results of operations or cash flows.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN OUR HIGHLY COMPETITIVE INDUSTRIES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We face significant competition in many of the markets in which we do business and expect that this competition will intensify. The principal competitive factors in our business are range of service offerings, global capabilities and price and quality of services. In addition, we believe there has been an industry trend to move agent-based operations toward offshore sites. The trend toward international expansion by foreign and domestic competitors and continuous technological changes may erode profits by bringing new competitors into our markets and reducing prices. Our competitors’ products, services and pricing practices, as well as the timing and circumstances of the entry of additional competitors into our markets, could adversely affect our business, results of operations and financial condition.

We rely on a combination of an internal sales effort and third party relationships to market our services. If we are unable to offset pricing declines through increased transaction volume and greater efficiency due to a failure of our sales efforts or otherwise, our business, results of operations and financial condition could be adversely affected.

THE LOSS OF ONE OR MORE MEMBERS OF OUR SENIOR MANAGEMENT OR KEY EMPLOYEES MAY ADVERSELY AFFECT OUR ABILITY TO IMPLEMENT OUR STRATEGY.

We depend on our experienced management team and the loss of one or more key executives could have a negative impact on our business. Our success depends to a significant extent upon the continued services of Mr. Jose P. Quiros, our Chief Executive Officer. The loss of the services of Mr. Quiros could have a material adverse effect on our growth, revenues, and prospective business. Mr. Quiros does have an employment agreement with the Company.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We are in a capital intensive business and we do not have sufficient funds to finance the growth of our natural gas, oil and wind energy divisions of our business or the construction costs of our development projects or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 2,600,000,000 shares of common stock and 1,401,925,000 shares of preferred stock with preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise unds through future offerings of our common shares or securities convertible into common shares.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Currently, we are headquartered in Colorado Springs, Colorado and operate our main office located at 10 Boulder Crescent, Suite 102, Colorado Springs, CO 80903. The office is approximately 973 square feet. The original lease including operating building costs increased to $1,135 per month in November 2012 and ended on October 31, 2013. On November 13, 2013, the Company entered into a second rental amendment to the original lease agreement by and between G. Douglas and Janis Wasson and Engelage Real Estate One, LLC, (Landlord) and Versant Corporation, (Tenant), dated October 15, 2010. The lease expires on November 14, 2016. Not including operating building costs, the minimum base rent schedule is $694.08 per month for the year beginning November 15, 2013, $742.66 per month for the year beginning November 15, 2014, and $794.65 per month for the year beginning November 15, 2015.

Energia Renovable Versant SRL, the Company’s subsidiary, has a lease agreement in Guanacaste, Costa Rica for its wind development project. The lease agreement is not effective until “the moment the Company starts generating electricity.” The term of the lease is for 25 years and is for over 5,300 hectares (over 13,000 acres) of land with a proven wind resource according to our AEP Report. The lease states that cost will be equivalent to 4% of the potential energy generated and sold from the facility. No other payments are required for the lease. If we are unable to generate electricity on the site the lease agreement will not become effective. If we are unsuccessful in executing the PPA, we may have to cease our business operations. The Board believes this Lease Agreement is material due to the term and size of the land contracted for with a proven wind resource.

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

The CICA process has reached its final legal stage, we are awaiting the final judgment which is expected this year.

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

The following table sets forth the range of available high and low bid quotations as reported on the OTCQB for the periods indicated.

Fiscal Year Ended December 31, 2013	High	Low
Quarter ended December 31, 2013	$.3585	$.132
Quarter ended September 30, 2013	$.2685	$.0765
Quarter ended June 30, 2013	$.27	$.0525
Quarter ended March 31, 2013	.24	.033

Fiscal Year Ended December 31, 2014	High	Low
Quarter ended December 31, 2014	$.006	$.004
Quarter ended September 30, 2014	.0735	.003
Quarter ended June 30, 2014	.1575	.0165
Quarter ended March 31, 2014	.3555	.1155

(b) Holders

As of April 15, 2015, a total of 145,697,286 shares of the Company’s common stock are currently outstanding held by approximately 195 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Rule 10B-18 Transactions

During the year ended December 31, 2014, there were no repurchases of the Company’s common stock by the Company.

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

Item 6. Selected Financial Data.

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

Plan of Operation

The Company’s efforts through the fiscal year ended December 31, 2014 and for the next 12 months are focused on the following two key areas: (i) continuing efforts to pursue the proposed Power Purchase Agreement (“PPA”) to begin generating renewable wind energy in Costa Rica, and (ii) the initiation of our telecommunications business focused on the distribution and sales of VoIP telecommunications equipment (“PBX Systems”).

Efforts to Finalize the Power Purchase Agreement

In December 2012, we received an official letter affirming our PPA proposal from the Compañia Nacional de Fuerza y Luz (“CNFL”) issued and signed by its General Manager and filed with the Securities and Exchange Commission on July 30, 2013 (the “PPA Letter”). In 2013, based on the PPA Letter and ongoing meetings with the CNFL, the Company had its personnel in Costa Rica providing additional technical and tender information in an effort to finalize the PPA. However, since November 2013, the Costa Rica presidential elections were in process and our progress was delayed.

The Costa Rica presidential elections resulted in Mr. Luis Guillermo Solis becoming the President of Costa Rica (as the candidate from the Partido Accion Ciudadana or PAC). We believed Mr. Solis, as a candidate, took a very favorable position to the generation of electricity by private enterprises as part of an overall solution to the energy crisis of the country. However, since his election, President Solis has since appointed the new Grupo ICE Chairman and CEO whom we believe opposes any private generation of electricity. Further complicating matters, the General Manager who issued us the PPA Letter from CNFL, was unexpectedly removed from office. In fact, a great majority of the CNFL executive staff, who the Company believes was key in its efforts to finalize the PPA have been removed and replaced.

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

In October 2014, the Company met with representatives of CNFL and has also met with a variety of business and government officials to gather more information on the eighteen-month review of private generation in Costa Rica. We believe from these meetings that there is a possibility that the delay may be less than the announced eighteen months and that the Company may be allowed to continue its PPA work in 2016. The Company is cautiously optimistic about this possibility and is continuing its political work to ensure we are up to date and fully informed. We believe the political pressure to address rising energy costs is becoming a point of concern for the new administration. For now, the Company continues to operate in Costa Rica at reduced staff levels.

PhoneSuite Solutions, Inc.

On May 29, 2014, the Board of Directors (the “Board”) of STL Marketing Group, Inc. (the “Company”) approved the formation of PhoneSuite Solutions, Inc. (“PSS”), as a Delaware corporation and a wholly owned subsidiary of the Company. On June 16, 2014, the Board approved the issuance of one-hundred (100) shares of common stock of PSS to the Company (the “Subsidiary Shares”). The Subsidiary Shares represent 100% of the authorized shares of common stock of PSS.

On June 24, 2014, PSS, as the Company’s wholly owned subsidiary, entered into a Strategic Alliance and Distribution Agreement (the “Agreement”) with Call Management Products, Inc. (“CMP”), a Colorado corporation in the business of designing, manufacturing, marketing, and selling telecommunications products. The Agreement provides that PSS will establish a dealer network and market and sell CMP’s products both internationally and in the United States (the “Territory”). In the domestic market PSS will market to the general business market, excluding the hospitality and assisted living verticals. Internationally, PSS may sell to all markets and develop both the hospitality and general business marketplaces.

In 2015, the Company’s focus is for PhoneSuite Solutions, Inc. to begin generating revenue, add dealers, and follow through with our goal to gain financial independence.

For the years ended December 31, 2014 and 2013

For the years ended December 31, 2014 and 2013, the Company reported a net loss of $(771,742) and $(2,458,632), respectively. The change in net loss between the periods ended December 31, 2014 and 2013 is due to a decrease in derivative liabilities.

Operating expenses decreased by roughly 8% during the year ended December 31, 2014, as compared to the year ended December 31, 2013. The $60,635 decrease in operating expenses is primarily attributed to the following changes in operating expenses: decrease in professional fees of $89,041 and increase in general and administrative of $33,405 primarily related to the additional startup expenses of PhoneSuite Solutions.

The Company has no revenues to date.

Liquidity and Capital Resources

As of December 31, 2014, we had a working deficit of $5,017,677 as compared to December 31, 2013 of $5,402,299 a decrease of $384,622. The decrease in working capital deficit for the period ended December 31, 2014, is primarily attributed to an increase in the Company’s assets deferred offering costs of $59,070, as well as a decrease in derivative liabilities of $810,674. In addition, the Company had an increase in liabilities related to accrued payables and expenses of $201,151, additional convertible notes, net of discount of $280,381 and settlement and stock liability of a net $29,848. There was also a decrease in notes payable of $57,100 and notes payable – related party of $31,198.

Net cash used in operating activities for the year ended December 31, 2014 and 2013, was $(286,175) and $(331,349), respectively. The net loss for the year ended December 31, 2014 and 2013 was $(771,742) and $(2,458,632), respectively.

Net cash provided by investing activities for the year ended December 31, 2014 was $2,758, as compared to the year ended December 31, 2013 was $14,806.

Net cash provided by all financing activities for the year ended December 31, 2014 was $282,802, as compared to $317,075 for the year ended December 31, 2013. During the year period ended December 31, 2014, the Company sold notes for the proceeds of $314,000.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $771,742 and $286,175, respectively, for the year ended December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements begin on page F-1 at the end of this Annual Report.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2014, it had material weaknesses in its internal control procedures.

As of December 31, 2014, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1)	We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

(2)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31, 2014, we have undertaken the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 15, 2015.

Name	Age	Position
Jose P. Quiros	47	Chief Executive Officer, Chairman

Jaime L. Kniep	38	Chief Financial Officer, Director

Ing. Pedro P. Quiros	76	Director

Jose P. Quiros, age 47, Chief Executive Officer, Chairman

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

Ing. Pedro P. Quiros, age 76, Director

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

Jaime L. Kniep, age 38, Chief Financial Officer, Director

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

Ms. Kniep attended Utah State University.

Family Relationships.

The Chairman of the Board, Mr. Jose Quiros is the son of our Director, Mr. Ing. Pedro P. Quiros.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2014, were timely.

Code of Ethics

The Company has had a Code of Ethics since the merger and has this Code posted on its website along with its Corporate Governance documents.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary $)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jose P. Quiros President & CEO(1)	2014	$130,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$130,000
	2013	$130,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$130,000
	2012	$130,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$130,000

Jaime L. Kniep Chief Financial Officer(2)	2014	$100,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$100,000
	2013	$100,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$100,000
	2012	$100,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$100,000

(1)	The following amounts were accrued $72,231, $82,820, $125,000, for 2014, 2013 and 2012, respectively.

(2)	The following amounts were accrued $91,569, $55,000, $95,000 for 2014, 2013 and 2012, respectively.

We currently do not have any retirement, pension, profit-sharing, stock options or insurance programs for the benefit of our employees.

Members of the Company’s Board of Directors receive a stipend of $100 per meeting per director.

Currently, the Company does not have an equity incentive plan and therefore has no outstanding equity awards as of April 15, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock and Preferred Stock as of April 15, 2015, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed on the following page possess sole voting and investment power with respect to their shares.

	Common Stock (4)		Series A Preferred Stock (4)		Series B Preferred Stock (4)		Series C Preferred Stock (4)
Name and Address of Beneficial Owner (1)(2)	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	All Stock
Versant I, Inc. (3)	100,000,000	11.05%			1,400,000,000	100%			1,500,000,000	11.05% of Common Stock 100% of Series B Preferred Stock
Jaime L. Kniep										0%
Pedro Quiros										0%
All Directors and Executive Officers as a Group	100,000,000	11.05%			1,400,000,000	100%				12.52% of Common Stock 100% of Series B Preferred Stock
Cede & Co.	128,557,281	88.24							128,557,281	88.24% of Common Stock

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise stated, the address of all beneficial owners is 10 Boulder Crescent, Suite 102, Colorado Springs, CO 80903.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 145,697,286 shares of common stock, 1,800,000 shares of Series A Preferred Stock, 1,400,000,000 shares of Series B Preferred stock and 0 shares of series C Preferred Stock, respectively, issued and outstanding as of April 15, 2015 including securities exercisable or convertible into shares of Common Stock within sixty (60) days hereof for each stockholder.

(3) The shares held by Versant I, Inc. are owned by Jose P. Quiros, our Chief Executive Officer.

(4) The Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have voting rights of 1 vote per share, 1 vote per share, 1.6 votes per share and 0 votes per shares, respectively.

General

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 4,001,925,000 shares of capital stock, of which 2,600,000,000 are shares of common stock, par value $0.001 per share (the “Common Stock”), and 1,800,000 are shares of Series A preferred stock, par value $1.00 per share, 1,400,000,000 are shares of Series B preferred stock, par value $0.001 per share, and 125,000 are shares of Series C preferred stock, par value $0.001 per share (collectively the “Preferred Stock”). As of April 15, 2015, 145,697,286 shares of Common Stock, 1,800,000 shares of Series A Preferred Stock, and 1,400,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

Series A Convertible Preferred Stock

As of April 15, 2015, 1,800,000 shares of our Series A Preferred Stock (the “Series A Preferred”) have been designated, of which 1,800,000 are issued and outstanding and held by five shareholders. Each share of the Series A Preferred has one vote per share and the holder(s) of the Series A Preferred shall have the right to vote with the holders of the Company’s Common Stock on all matters that are submitted to the Company’s stockholders. Each share of the Series A Preferred Stock shall be entitled to a 10% preferred annual dividend on Par ($0.10 per share) non-cumulative on any dividends, whether ordinary or liquidating that may be declared or paid by this Company. At the option of the holder of the Series A Preferred, each share of the Series A Preferred may be converted into the Company’s common stock at any time and from time to time after March 1, 2018. The Series A Preferred does not contain any sinking fund provisions.

Series B Convertible Preferred Stock

As of April 15, 2015, 1,400,000,000 shares of our Series B Preferred Stock have been designated, of which all are issued and outstanding and held by one shareholder. Each share of the Series B Preferred Stock (the “Series B Preferred”) shall have a 1.6 votes per share and shall be entitled to any non-preferred dividends, whether ordinary or liquidating, that may be declared or paid by the Company. The Series Preferred do not have contain any sinking fund provisions and have no conversion rights.

Series C Convertible Preferred Stock

As of April 15, 2015, 125,000 shares of our Series C Preferred Stock (the “Series C Preferred”) have been designated, of which none are currently issued and outstanding. The Series C Preferred do not have voting rights and are not entitled to any dividends. The Series C preferred do not contain any sinking fund provisions.

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

Transfer Agent and Registrar

The Company’s transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598. VStock Transfer, LLC is registered under the Exchange Act and is a Securities and Exchange Commission (“SEC”) approved transfer agent, under the regulatory authority of the SEC.

Holders

As of April 15, 2015, we have 145,697,286 shares of our common stock par value, $0.001, issued and outstanding. There are approximately 195 holders of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Director, Mr. Ing. Pedro P. Quiros is the father of our Chief Executive Officer, Mr. Jose P. Quiros.

The Company incurred consulting expenses to a company, which is owned by Pedro P. Quiros, a board member, and for the fiscal year ended December 31, 2014 amount was $82,500. These consulting expenses correlate to the setup of the wind farm operation in Costa Rica.

The Company executed various promissory notes to related parties since inception. New notes were issued for the year ending December 31, 2014.

The notes had the following range of terms:

●	Maturing in 3 months to 1 year;

●	Non-interest bearing

●	Unsecured

●	Default interest rate at 6%, per annum;

During the year ended December 31, 2014 and December 31, 2013, the Company repaid $34,071 and $2,925, respectively leaving a balance of $42,751 and $73,949 respectively.

The Company is currently in default on $39,877 of these notes.

The Company has not had and does not currently have any promoters.

Related Party Notes Payable

	Amount Outstanding at December 31, 2014	Amount Outstanding at December 31, 2013
In October 2010, Jaime L. Kniep loaned the Company $3,500. This note has an interest rate of 6% and has been paid in full as of December 31, 2014	-	$3,500

In November 2010, Pedro P. Quiros loaned the Company $20,000. This note has an interest rate of 6% and is in default. Accrued interest is $3,600 as of December 31, 2014. No payments to interest or principle have been made against this note.	20,000	20,000

In November 2010, Jaime L. Kniep loaned the Company $20,000. This note has an interest rate of 6% and has been paid in full as of December 31, 2014	-	8,971

In December 2010, Jaime L. Kniep loaned the Company $2,000. This note has an interest rate of 6% and has been paid in full as of December 31, 2014	-	2,000

In February 2011, Jaime L. Kniep loaned the Company $4,000. This note has an interest rate of 6% and has been paid in full as of December 31, 2014	-	4,000

In February 2012, Jaime L. Kniep loaned the Company $3,500. This note has an interest rate of 6% and has been paid in full as of December 31, 2014	-	3,500

In March 2012, Pedro P. Quiros loaned the Company $10,000. This note has an interest rate of 6% and is in default. Accrued interest is $1,350 as of December 31, 2014. No payments to interest or principle have been made against this note.	10,000	10,000

In March 2012, Jaime L. Kniep loaned the Company $3,500. This note has an interest rate of 6% and has been paid in full as of December 31, 2014	-	3,500

In April 2012, Jaime L. Kniep loaned the Company $7,500. This note has an interest rate of 6% and has been paid in full as of December 31, 2014	-	7,500

In May 2012, Jaime L. Kniep loaned the Company $1,100. This note has an interest rate of 6% and has been paid in full as of December 31, 2014	-	1,100

In July 2012, Pedro P. Quiros loaned the Company $9,878. This note has an interest rate of 6% and is in default. Accrued interest is $1,185 as of December 31, 2014. No payments to interest or principle have been made against this note.	9,878	9,878

In December 31, 2014, Pedro P. Quiros loaned the Company $2,873. This note has an interest rate of 6%, beginning in 2015.. No payments to interest or principle have been made against this note.	2,873	-
	$42,751	$73,949

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The aggregate audit fees billed during the fiscal years ended December 31, 2014 and 2013 were $36,650 and $50,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, during the fiscal years ended December 31, 2014 and 2013 were $3,880 and $11,000, respectively.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate tax fees billed for the fiscal years ended December 31, 2014 and 2013 were $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

As of December 31, 2014 we did not have an audit committee. Our board of directors pre-approved all services provided by our independent auditors

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

* Filed Herewith.

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STL MARKETING GROUP, INC.

Date: April 22, 2015	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	(Principal Executive Officer)
Chief Executive Officer

	By:	/s/ Jaime Kniep
Date: April 22, 2015	Name:	Jaime Kniep
	Title:	(Principal Financial Officer)
(Principal Accounting Officer)
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose P. Quiros	Chief Executive Officer, Chairman	April 22, 2015
Jose P. Quiros	(Principal Executive Officer)

/s/ Ing. Pedro P.Quiros	Director	April 22, 2015
Ing. Pedro P.Quiros

/s/ Jaime Kniep	Chief Financial Officer, Director	April 22, 2015
Jaime Kniep	(Principal Financial Officer) (Principal Accounting Officer)

STL Marketing Group, Inc. & Subsidiaries

Consolidated Financial Statements

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of STL Marketing Group, Inc.

We have audited the accompanying consolidated balance sheets of STL Marketing Group, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. STL Marketing Group Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STL Marketing Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company had a net loss of $771,742, net cash used in operations of $286,175 and a working capital deficit approximately $5,108,000. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ

April 21, 2015

STL Marketing Group, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

Assets

Current Assets
Cash	$102	$717
Deferred offering costs	84,070	25,000
Total Current Assets	84,172	25,717

Property and Equipment, net	5,755	7,231

Other Assets
Security deposits	1,135	4,533
Total Other Assets	1,135	4,533

Total Assets	$91,062	$37,481

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$1,062,173	$861,022
Accounts payable - related party	385,677	324,252
Notes payable - related party	42,751	73,949
Liability to be settled in stock	114,500	103,333
Liability settlement	18,681	-
Notes payable, net of current maturities	60,000	117,100
Current maturities of convertible notes payable, net of discount	978,069	697,688
Derivative liabilities	2,439,998	3,250,672
Total Current Liabilities	5,101,849	5,428,016

Total Liabilities	5,101,849	5,428,016

Commitments and Contingencies

Stockholders’ Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value, 1,800,000 Shares Authorized, 1,800,000 Shares Issued and 1,800,000 outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and 1,400,000,000 outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 59,763,616 Shares Issued and Outstanding at December 31, 2014, 9,281,568 Issued and Outstanding at December 31, 2013	59,764	9,282
Additional paid in capital - Preferred Stock	(232,000)	(232,000)
Discount on Preferred Stock	(2,466,999)	(2,466,999)
Additional paid in capital - Common Stock	1,305,726	204,718
Deficit	(6,877,278)	(6,105,536)
Total Stockholders’ Deficit	(5,010,787)	(5,390,535)

Total Liabilities and Stockholders’ Deficit	$91,062	$37,481

See accompanying notes to the consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2014	December 31, 2013

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Compensation	243,304	248,303
Professional fees	284,589	373,630
Selling, general and administrative	135,686	102,281
Total operating expenses	663,579	724,214

Loss from operations	(663,579)	(724,214)

Other income (expense):
Interest expense	(461,234)	(75,451)
Interest expense - discount on notes	(407,398)	(371,924)
Loss on Settlement Liability	(83,428)	-
Change in fair value of derivative liabilities	1,369,729	(493,946)
Derivative expense	(525,832)	(793,097)
Loss on abandonment of land lease	-	-

Other income (expense) - net	(108,163)	(1,734,418)

Loss before income tax provision	(771,742)	(2,458,632)

Income tax provision	-	-

Net Income (Loss)	$(771,742)	$(2,458,632)

Net income/(loss) per common share - basic & diluted	$(0.03)	$(0.27)

Weighted average common shares outstanding - basic & diluted	25,456,577	9,041,308

See accompanying notes to the consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2014	December 31, 2013

Cash Flows From Operating Activities:
Net Loss	$(771,742)	(2,458,632)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,116	2,828
Stock based compensation	122,140	5,000
Amortization of debt discount	407,398	371,925
Change in fair value of derivative liabilities	(1,369,729)	493,946
Derivative expense	509,902	793,097
Amortization of deferred offering costs	15,930	-
Financing fees	83,428	-
Interest of debt converted below par	354,920	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	-	399

Increase (decrease) in:

Accounts payable and accrued liabilities	298,037	336,595
Accounts payable - related party	61,425	123,493
Net Cash Used in Operating Activities	(286,175)	(331,349)

Cash Flows From Investing Activities:
Cash acquired in merger	-	1,131
Purchase of property and equipment	(640)	-
Loan to related party	-	13,675
Security deposits	3,398	-
Net Cash Provided by (Used in) Investing Activities	2,758	14,806

Cash Flows From Financing Activities:
Proceeds from related party notes	2,873	-
Repayment of related party notes	(34,071)	(2,925)
Proceeds from issuance of common stock	-	25,000
Proceeds from convertible notes	314,000	295,000
Net Cash Provided by Financing Activities	282,802	317,075

Net change in cash	(615)	532

Cash at beginning of period	717	185

Cash at end of period	$102	717

Supplemental disclosure of non-cash investing and financing activities:

As part of the reverse merger, the Company acquired the following assets and liabilities:
Cash	$-	$1,131
Convertible Debt, Net of Discount	$-	$(324,253)
Accounts Payable & Accrued Liabilities	$-	$(113,678)
Promissory Notes	$-	$(17,100)
Liability to be settled in stock	$-	$(98,333)
Reduction of deposit for acquisition	$-	$(25,000)
Debt issued in acquisition	$-	$(50,000)
Net liabilities acquired & non-cash acquisition costs	$-	$(2,072,374)

Conversion of convertible notes payable into common stock	$142,181	$(200,000)
Note payable issued for deferred offering costs	$25,000	$25,000
Common stock issued for deferred offering costs	$50,000	$-
Liabilities settled in connection with the Liabilities Purchase Agreement	$165,447	$-

See accompanying notes to the consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2014 and 2013

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		Additional Paid-In Capital	Discount on	Common Stock, Class B Par Value $0.001		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Preferred Stock	Preferred Stock	Shares	Amount	Common Stock	Deficit	Total

Balance 12/31/2012	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	6,680,000	$6,680	$382,320	$(1,574,530)	(684,529)

Effect of merger and recapitalization	-	-	-	-	-	-	1,774,902	1,775	(1,775)	(2,072,374)	(2,072,374)
Purchase of Treasury Shares ($15.00 per share)	-	-	-	-	-	-	(13,333)	(13)	(199,987)	-	(200,000)
Stock issued for cash ($0.03 per share)	-	-	-	-	-	-	840,000	840	24,160	-	25,000
Net Loss	-	-	-	-	-	-	-	-	-	(2,458,632)	(2,458,632)
Balance 12/31/2013	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	9,281,568	$9,282	$204,718	$(6,105,536)	(5,390,535)

Stock issued for service ($0.30 per share)	-	-	-	-	-	-	48,867	49	14,951	-	15,000
Stock issued for service ($0.21 per share)	-	-	-	-	-	-	73,333	73	14,927	-	15,000
Stock issued for service ($0.195 per share)	-	-	-	-	-	-	256,410	256	49,744	-	50,000
Stock issued for service ($0.048 per share)	-	-	-	-	-	-	573,333	573	26,947	-	27,520
Stock issued for service ($0.0225 per share)	-	-	-	-	-	-	266,667	267	5,733	-	6,000
Stock issued for service ($0.0105 per share)	-	-	-	-	-	-	240,000	240	2,280	-	2,520
Stock issued for service ($0.003 per share)	-	-	-	-	-	-	533,333	533	1,067	-	1,600
Stock issued for conversion of note payable	-	-	-	-	-	-	33,797,238	33,798	473,160	-	506,958
Reclasification of derivative liabilities due to conversion of debt	-	-	-	-	-	-	-	-	280,158	-	280,158
Liabilities settled under Laibility Purchase Agreement	-	-	-	-	-	-	14,692,867	14,693	232,041	-	246,734
Net Profit/(Loss)	-	-	-	-	-	-	-	-	-	(771,742)	(771,742)
Balance 12/31/2014	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	59,763,617	$59,764	$1,305,726	$(6,877,278)	$(5,010,787)

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

On October 15, 2012, STL Marketing Group, Inc. (“STLK”) entered into a merger agreement with Versant Corporation, a Delaware corporation (“Versant”). The agreement consisted of $75,000 for the Series A and C Preferred Stock. On January 23 and January 29, the respective Boards of Versant and STLK respectively approved the Share Exchange Plan (“SEP”). As a result of the Share Exchange Plan, on February 4, 2013: (1) the STL Marketing holders of Preferred A and Preferred C Series stock, returned their shares to Treasury for the reclassification and restructuring of these shares; (2) STLK’s Preferred Series A, B and C were restructured and amended to reflect the SEP agreed to by the companies; (3) Versant Class X shareholders exchanged their 1,000 Versant Class X Common shares for 1,400,000,000 Preferred Series B STLK Stock; (4) Versant Class A shareholders exchanged their 1,800,000 Versant Class A shares for 1,800,000 Preferred Series A Convertible STLK Stock; (5) of the 200,003 Versant’s Class B Common Stock shareholders, 200,000 shares ($200,000 value) received convertible notes in STLK and the remaining 3 shares ($219,000 value) received 6,666,667 restricted STLK Common Stock; (6) Versant issued 7,500,000 Class B, Common Shares to STL Marketing Group, granting them 100% of the common shares in Versant. Upon finalization of the merger the accounting acquirer held 100,120,000 shares or 98.26% of the combined entity and the legal acquirer held 1,774,902 shares of 1.74% of the combined entity.

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following are the major categories of liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities

Level 1
None	$-	$-	$-	$-

Level 2
None	-	-	-	-

Level 3
Derivative Liabilities	-	2,439,998	-	3,250,672

	$-	$2,439,998	$-	$3,250,672

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in sourcing materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long-lived assets.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations. The Company has not recorded any impairment charges during the years ended December 31, 2014 and 2013.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the grant-date fair value of the equity instrument issued and are recognized in the statement of operations as compensation over the relevant service period.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which a commitment for performance by the counterparty to earn the equity instrument is reached (a performance commitment).

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

Derivative Financial Instruments

Derivative financial instruments consist of conversion features embedded in convertible debentures which meet the criteria for bifurcation from their host contract. These financial instruments are recorded in the balance sheet at fair value. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

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

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-45, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. Section 740-10-40 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances, as management deems necessary.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-45 for the years ended December 31, 2014 and 2013. The Company believes that all prior periods are still subject to examination by tax authorities.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Reverse Stock Split

In October 2014, the Company’s board of directors and stockholders approved an amended and restated certificate of incorporation to effect a reverse split of shares of our common stock at a 1-for-15 ratio. The reverse split became effective in March 2015. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse split. All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse split for all periods presented.

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

During the years ended December 31, 2014 and December 31, 2013, the Company reported a net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods.

Common stock equivalents are as follows:

	December 31, 2014	December 31, 2013

Convertible Debt	151,220,218	12,213,387
Liability to be settled in common stock (1)	2,422,222	130,718
Liability to be settled in common stock (exercise price $0.01/share) (2)	4,289,961	484,781
Common stock equivalents	157,932,401	12,828,886

(1)	Fair value was $54,500 at December 31, 2014 and $43,333 at December 31, 2013. See Note 6.

(2)	Fair value was $60,000 at December 31, 2014 and $60,000 at December 31, 2013. See Note 6.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (a) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (b) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in ASU 20103-11 are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 has not had a material impact on our financial position, results of operations or cash flows.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

In April 2015, the FASB  issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30),” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective at the beginning of fiscal year 2017. The Company is currently evaluating the impact of the new standards.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 – Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $771,742, net cash used in operations of $286,175 and has a working capital deficit of approximately $5,108,000 for the year ended December 31, 2014. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Property and Equipment

Property and equipment are as follows:	December 31, 2014	December 31, 2013
Furniture and fixtures	$4,909	$4,909
Machinery and equipment	8,191	7,551
Leasehold improvements	2,507	2,507
	15,607	14,967
Accumulated depreciation and amortization	(9,852)	(7,736)
Property and equipment - net	$5,755	$7,231

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Depreciation expense for the year ended December 31, 2014 and 2013 was $2,116 and $2,828 respectively.

Note 4 – Due From Investment Bank

In April 2011, the Company engaged a Costa Rican investment bank, as its exclusive agent to advise the Company on the structuring of corporate openness and equity placement. During 2012 the Company entered into a dispute with the investment bank. The Company contends that the investment bank retained more than the fee allowed by the contract on the sale of equity securities (the “Closings”) that took place during the period April 2011 through December 2011. At December 31, 2014 and December 31, 2013, the Company believes they are owed $195,400 and $195,400, respectively, from the investment bank relating to excess fees withheld from the Closings. Due to the uncertainty surrounding the recoverability of the funds from the investment bank the Company has recorded a full allowance against the receivable. This amount has been recorded in additional paid in capital in the statement of stockholders equity. If the company wins the dispute and actually recovers the funds it will be recorded to additional paid in capital.

Note 5 – Notes Payable

	December 31, 2014	December 31, 2013
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. This note is in default.	$50,000	$50,000

In March 2011, third parties loaned the Company $11,500 under demand notes bearing interest from 8-10% per year. The notes were acquired in the merger and are in default. A payment of $1,500 was made as of June 2014, leaving a balance of $10,000 as of December 31, 2014.	10,000	11,500

In December 2011, third parties loaned the Company $5,600 under demand notes bearing interest at 10%, plus a late fee of an additional 2% per month. The notes were acquired in the merger and were in default. The note was paid in full during the year ended December 31, 2014.	-	5,600

In February 2013, the Company executed a promissory note in the principal amount of $50,000, bearing an interest rate of 5%, with a default rate of 18%. The payment terms involve two payments of $25,000 each. This note was in default. The note was paid in full during the year ended December 31, 2014.	-	50,000
	$60,000	$117,100

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 6 – Liability to be Settled in Stock

In March of 2008, the Company entered into an asset purchase agreement to purchase certain tangible and intangible assets for $65,000 in STLK common stock. As of December 31, 2014 and December 31, 2013, a liability totaling $0 and $43,333 respectively, exists related to these unissued shares. This liability was acquired in the merger. In coordination with Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida, the Company agreed to pay for this debt and therefore moved this debt from the Liability to be Settled in Stock to a Settlement Liability (see Note 7).

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

At December 31, 2014, the fully recorded amount of $60,000 remains outstanding and available to be converted. This liability was acquired in the merger.

In January of 2014, the Company executed a three-month consulting agreement with a third party to provide strategic planning matters. The consultant would be paid $15,000 per month for three months in the form of restricted common stock, using the average of the last five trading days of the month. As of December 31, 2014 the last remaining months balance of $15,000 has yet to be issued. There is no interest under this agreement.

In February of 2014, the Company engaged Lucosky Brookman LLP as its counsel. According to the contract, a portion of the fees from Lucosky Brookman would be paid in restricted common shares. As of December 31, 2014 the Company has fees in the amount of $39,500, which is available to be converted.

Note 7 – Settlement Liability

In coordination with Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida, the Company agreed to a settlement liability to pay for its outstanding stock liability debt of $43,333. Total payments of $24,652 were made during the year ending December 31, 2014, leaving a balance of $18,681 and $0 as of December 31, 2014 and December 31, 2013 respectively.

Note 8 – Convertible Notes Payable

(A)	Convertible Notes Payable

At December 31, 2014 and December 31, 2013, convertible debt consisted of the following:

	December 31, 2014	December 31, 2013

Convertible into 50% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in July 2008 ($75,000), November 2008 ($100,000) and February 2010 ($15,000). These notes bear an interest rate of 8%-10%. These notes were acquired in the merger and are currently in default.	$190,000	$190,000

Convertible into 50% of the five day average closing bid prices immediately preceding conversion. This note matured in July 2008. This note has an interest rate of 8%. This note was acquired in the merger and is currently in default.	50,000	50,000

Convertible into 10% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. This note matured in March 2008 and bears a 6% interest rate. This note was acquired in the merger and is currently in default.	40,000	40,000

Convertible into 75% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in May and June of 2010 and bear an 8% interest rate. These notes were acquired in the merger and are currently in default.	25,000	25,000

Convertible into 50% of the average of the lowest three closing prices during the 10 trading days immediately preceding conversion. Notes mature in July 2013 – May 2014 and bear an 8% interest rate. These notes are currently in default. As of December 31, 2014, $5,000 of these notes has been converted.	487,000	492,000

Convertible into 60% of the lowest of any day during the 10 trading days immediately preceding conversion. Note matured in September 2014 and bears a 9.9% interest rate. As of December 31, 2014, $16,641 of this note has been converted, leaving a balance of $10,859.	10,859	27,500

Convertible at the greater (a) $0.015 or (b) at 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. This note matured in May 2014, bears a 10% interest rate and is currently in default.	25,000	25,000

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in August 2014 and bears an 8% interest rate. As of December 31, 2014, this note has been converted in full.	-	32,500

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in October 2014 and bears an 8% interest rate. As of September 30, 2014, this note has been converted in full.	-	-

Convertible at a 42% discount of the lowest three closing price during the 15 trading days immediately preceding conversion. Note matures in December 2014 and bears an 8% interest rate. As of September 30, 2014, this note has been converted in full.	-	-

Convertible at a 50% discount of the lowest of any day during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate. As of December 31, 2014, $4,720 of this note has been converted, leaving a balance of $16,780.	16,780	-

Convertible at a 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. Note matures in September 2014 and bears a 10% interest rate. As of December 31, 2014, $8,320 of this note has been converted, leaving a balance of $16,680.	16,680	-

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Convertible at the lessor of (a) $0.004 or (b) at 40% discount of the lowest trade price during the 25 trading days immediately preceding conversion. Note matures in May 2016, has a 10% OID and bears a one time interest charge of 12% after ninety days (August 2014).	27,500	-

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.	32,500	-

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in March 2015 and bears an 8% interest rate.	32,500	-

Convertible into 50% of the lowest close price during the 10 trading days immediately preceding conversion. Note matures in July 2015 and bears an 8% interest. The Back End convertible note portion of this agreement was cancelled as of December 31, 2014.	40,000	-

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in April 2015 and bears an 8% interest rate.	32,500	-

Convertible into 50% of the lowest close price during the 10 trading days immediately preceding conversion. Note matures in August 2015 and bears an 8% interest. In connection with this convertible note, the Company issued a Back End convertible note, in the principal amount of $25,000. The Back End Note has the same terms, due dates and conditions the convertible note. This Back End note is secured by a $25,000 Promissory Note to the Company, issued by the Holder. The Company has the right to cancel the Back End note. If it elects to disallow such funding, then the Company’s Back End Note will be cancelled along with the offsetting Holder’s Promissory Note.	25,000	-

Convertible at the lessor of (a) $0.004 or (b) at 40% discount of the lowest trade price during the 25 trading days immediately preceding conversion. Note matures in September 2016, has a 10% OID and bears a one time interest charge of 12% after ninety days (December 2014).	33,000	-
	$1,084,319	$882,000

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity

Convertible Debt Balance as of December 31, 2013	$882,000	8% -12%	March 2008 – Sept. 2014 ($861,319 is in default as of December 31, 2014)

Borrowings during the year ended December 31, 2014	344,500	8% -12%	October 2014 – Sept. 2016

Conversions during the year ended December 31, 2014	(142,181)
Convertible Debt Balance as of September 30, 2014	1,084,319

Debt Discount	(106,250)

Convertible Debt Balance as of December 31, 2014 - Net	$978,069

(B)	Debt Discount

During the year ended December 31, 2014 and 2013, the Company recorded debt discounts totaling $329,336 and $518,489 respectively.

The debt discounts pertain to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value.

The Company amortized $407,398 and $371,924 during the year ended December 31, 2014 and December 31, 2013, respectively, to interest expense.

	December 31, 2014	December 31, 2013

Debt Discount	$762,644	$575,489
Amortization of debt discount	(656,394)	(391,177)
Debt Discount - net	$106,250	$184,312

Note 9 – Derivative Liabilities

Derivative liability – December 31, 2013	$3,250,672
Fair value mark to market adjustment for convertible instruments	(1,369,726)
Reduction in fair value due to debt conversions	(280,186)
Fair value at the commitment date for convertible instruments	839,238
Derivative liability – December 31, 2014	$2,439,998

The Company records debt discount to the extent of the gross proceeds raised, any excess amount is recorded as a derivative expense. The Company recorded a derivative expense of $525,832 and $793,097 for the year ended December 31, 2014 and 2013.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The Company uses the Black-Scholes model to estimate the fair value of its derivative liabilities at the end of each reporting period. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014:

	Commitment Date	December 31, 2014

Expected dividends:	0%	0%
Expected volatility:	238% - 449%	290% - 959%
Expected term:	0.50 - 2 years	0.01 – 1.68 year
Risk free interest rate:	0.08% - 0.37%	0.03% - 0.67%

Note 10 – Related Party Transactions

(A)	Accounts Payable – Related Party

As of December 31, 2014 and December 31, 2013 the Company had accounts payable due to board members and companies owned by board members of $385,677 and $324,252. Since April 8, 2010 through December 31, 2014, management and board members have been loaning money to the Company, paying expenses on behalf of the Company and deferring salaries and consulting fees.

(B)	Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the year ending December 31, 2014 and December 31, 2013 the amounts were $82,500 and $150,000 respectively.

(C)	Notes Payable – Related Parties

The Company executed various promissory notes to related parties since inception. New notes were issued for the year ending December 31, 2014, in the amount of $2,373..

The notes had the following range of terms:

●	Maturing in 3 months to 1 year;

●	Non-interest bearing

●	Unsecured

●	Default interest rate at 6%, per annum;

During the years ended December 31, 2014 and 2013, the Company repaid $34,071 and $2,925 respectively leaving a balance of $42,751 and $73,949 respectively. The Company is currently in default on $39,877 of these notes.

Debt under these obligations at December 31, 2014 and December 31, 2013 is as follows:

	December 31, 2014	December 31, 2013

Notes payable	$42,751	$73,949
Less: Current maturities	(42,751)	(73,949)
Notes payable, net of Current maturities	$-	$-

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 11 – Retirement Plan

401(k)

The Company provided a 401(k) employee savings and retirement plan (the “Plan”). The Plan covered all employees who have completed six months of consecutive service with 160 hours monthly or have completed one year of service. The Company matched 100 percent of a participant’s elective deferrals up to 3 percent of the participant’s compensation, plus 50 percent of the participant’s elective deferrals that exceed 3 percent of the participant’s compensation, up to 5 percent of the participant’s compensation. The Company has not contributed to the Plan for the year ended December 31, 2014 and 2013.

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

The consolidated financial statements of the Company’s subsidiary, located in Costa Rica, are translated from colones, its functional currently, into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the exchange rate in effect at the reporting date, and all revenue and expenses are translated at the month-end exchange rate. The effects of translating the financial statements of the foreign subsidiary into U.S. dollars are reported as a cumulative translation adjustment, a separate component of the accumulated other comprehensive income (loss) in the consolidated statements of the shareholders’ equity (deficit). Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations. The amount of foreign currency transaction gains and losses and translation adjustments were de minimis during the year periods ended December 31, 2014 and 2013.

Note 13 – Stockholders Deficit

Common Stock –

Common Stock has 2,600,000,000 shares authorized at $0.001 par value. Subject to the foregoing provisions, dividends may be declared on the Common Stock, and each Share of Common Stock shall entitle the holder thereof to one vote in all proceedings in which action shall be taken by stockholders of the Corporation.

For the year ended December 31, 2014 the following Common Stock has been issued:

- 256,410 Restricted Common Stock to Iconic Holdings, LLC. of Bethesda, MD. Stock was issued against the agreement for an Equity Line of Credit of up to five million dollars ($5,000,000). This is the first of two tranches for their commitment fee of the contract.

- 122,200 Restricted Common Stock to Uptick Capital, LLC. of Stamford, CT. Stock was issued against services for consulting in strategic planning initiatives to enhance and accelerate the commercialization of the Company’s business objectives.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

- 2,777,131 Common Stock the Holder of various convertible notes that converted $32,500 in principal and $1,300 in accrued interest for a note with the maturity date of August 2014.

- 14,692,867 Common Stock to Tarpon Bay Partners, LLC., pursuant to Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida.

- 2,952,307 Common Stock the Holder of various convertible notes that converted $42,500 in principal and $1,700 in accrued interest for a note with the maturity date of October 2014.

- 8,468,925 Common Stock the Holder of various convertible notes that converted $32,500 in principal and $1,300 in accrued interest for a note with the maturity date of December 2014.

- 7,511,667 Common Stock the Holder of a convertible note that converted $16,641 in principal and $0 in accrued interest for a note with the maturity date of September 2014.

- 1,613,333 Common Stock (Restricted) to Investor News Source Consulting, LLC. for services rendered during a four-month period.

- 5,903,598 Common Stock to Tarpon Bay Partners, LLC. Holder of a convertible note that converted $8,320 in principal, $2,271 in accrued interest and 2,415 in fees for a note with the maturity date of September 2014.

- 835,204 Common Stock the Holder of a convertible note that converted $5,000 in principal and $673 in accrued interest for a note with the maturity date of October 2013.

- 5,348,407 Common Stock the Holder of a convertible note that converted $4,720 in principal and $234 in accrued interest for a note with the maturity date of March 2015.

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

Rent expense amounted to $20,237 and $44,501 for the year ending December 31, 2014 and December 31, 2013, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations.

Future minimum lease payments under these operating leases are approximately as follows:

Period Ending December 31,
2015	15,256
2016	13,147
Total	$28,403

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

In connection with the settlement, and during the year ending December 31, 2014, the Company issued Tarpon 14,692,867 shares of Common Stock from which gross proceeds of $246,734 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $81,287 and providing payments of $165,447 to settle outstanding vendor payables. A portion of the fees that Tarpon has received, has not been fully documented by Tarpon to the Company as requested, and therefore are in dispute and are pending of file date. For audit purposes, we have recorded these fees as fees paid to Tarpon.

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

On March 4, 2015, the Company received notice from the Financial Industry Regulatory Authority (the “FINRA Notice”) that the Company’s application for a 1:15 reverse split was approved. In accordance with the FINRA Notice, the 1:15 reverse split of the Company’s common stock went effective on March 5, 2015.

The following conversions have been made;

- 5,338,888 Common Stock the Holder of a convertible note that converted $961 in principal and $0 in accrued interest for a note with the maturity date of September 2014.

- 5,994,829 Common Stock the Holder of a various convertible notes that converted $2,000 in principal and $98 in accrued interest for a note with the maturity date of August 2015.

- 43,180,986 Common Stock the Holder of various convertible notes that converted $17,995 in principal and $0 in accrued interest for a note with the maturity date of March 2015.

- 21,848,938 Common Stock the Holder of various convertible notes that converted $7,690 in principal and $389 in accrued interest for a note with the maturity date of March 2015.

- 8,450,000 Common Stock the Holder of various convertible notes that converted $1,521 in principal and $0 in accrued interest for a note with the maturity date of May 2016.

