Form 10-Q
period 2015-03-31
STL Marketing Group, Inc.
filed 2015-05-19
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2015

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

As of May 15, 2015, there were 356,244,418 shares of the registrant’s common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STL Marketing Group, Inc. & Subsidiaries

Consolidated Financial Statements

March 31, 2015

(Unaudited)

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014

Assets

Current Assets
Cash	$2,299	$102
Deferred offering costs	84,070	84,070
Total Current Assets	86,369	84,172

Property and Equipment, net	5,207	5,755

Other Assets
Security deposits	1,135	1,135
Total Other Assets	1,135	1,135

Total Assets	$92,711	$91,062

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$1,140,504	$1,062,173
Accounts payable - related party	384,198	385,677
Notes payable - related party	66,446	42,751
Liability to be settled in stock	114,500	114,500
Liability settlement	18,681	18,681
Notes payable	60,000	60,000
Current maturities of convertible notes payable, net of discount	1,002,889	978,069
Derivative liabilities	2,447,089	2,439,998
Total Current Liabilities	5,234,307	5,101,849

Total Liabilities	5,234,307	5,101,849

Commitments and Contingencies

Stockholders’ Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value, 1,800,000 Shares Authorized, 1,800,000 Shares Issued and 1,800,000 outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and 1,400,000,000 outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 145,149,354 Shares Issued and Outstanding at March 31, 2015, 59,764,239 Issued and Outstanding at December 31, 2014,	145,149	59,764
Additional paid in capital - Preferred Stock	(232,000)	(232,000)
Discount on Preferred Stock	(2,466,999)	(2,466,999)
Additional paid in capital - Common Stock	1,400,520	1,305,726
Deficit	(7,188,266)	(6,877,278)
Total Stockholders’ Deficit	(5,141,596)	(5,010,787)

Total Liabilities and Stockholders’ Deficit	$92,711	$91,062

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

	For the Quarter Ended
	March 31, 2015	March 31, 2014

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Compensation	62,607	62,607
Professional fees	40,086	133,209
Selling, general and administrative	8,156	17,510
Total operating expenses	110,849	213,326

Loss from operations	(110,849)	(213,326)

Other income (expense):
Interest expense	(76,188)	(24,624)
Interest expense - discount on notes	(56,066)	(144,470)
Change in fair value of derivative liabilities	31,759	2,104,406
Derivative expense	(99,644)	(99,289)

Other income (expense) - net	(200,139)	1,836,023

Loss before income tax provision	(310,988)	1,622,697

Income tax provision	-	-

Net Income (Loss)	$(310,988)	$1,622,697

Net income/(loss) per common share - basic	$(0.00)	$0.17
Net income/(loss) per common share - diluted	$(0.00)	$.07

Weighted average common shares outstanding - basic	63,315,405	9,463,694
Weighted average common shares outstanding - diluted	63,315,405	23,424,228

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Quarter Ended
	March 31, 2015	March 31, 2014

Cash Flows From Operating Activities:
Net Loss	$(310,988)	1,622,697
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	548	515
Stock based compensation	-	45,000
Amortization of debt discount	56,066	144,470
Change in fair value of derivative liabilities	(31,759)	(2,104,406)
Derivative expense	99,644	99,286
Interest of debt converted below par	53,399	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	-	(23,755)
Security deposits	-	3,398

Increase (decrease) in:

Accounts payable and accrued liabilities	79,071	77,231
Accounts payable - related party	(1,479)	40,950
Net Cash Used in Operating Activities	(55,498)	(94,614)

Cash Flows From Financing Activities:
Proceeds from related party notes	23,695	-
Proceeds from convertible notes	34,000	96,500
Net Cash Provided by Financing Activities	57,695	96,500

Net change in cash	2,197	1,886

Cash at beginning of period	102	717

Cash at end of period	$2,299	2,603

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible notes payable into common stock	$31,246	$-
Note payable issued for deferred offering costs	$-	$25,000
Common stock issued for deferred offering costs	$-	$50,000

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit

For the period from December 31, 2013 to March 31, 2015

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		Additional Paid-In Capital Preferred	Discount on Preferred	Common Stock, Class B Par Value $0.001		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Stock	Stock	Shares	Amount	Common Stock	Deficit	Total

Balance 12/31/2013	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	9,282,191	$9,282	$204,718	$(6,105,536)	(5,390,535)

Stock issued for service ($0.30 per share)	-	-	-	-	-	-	48,867	49	14,951	-	15,000
Stock issued for service ($0.21 per share)	-	-	-	-	-	-	73,333	73	14,927	-	15,000
Stock issued for service ($0.195 per share)	-	-	-	-	-	-	256,410	256	49,744	-	50,000
Stock issued for service ($0.048 per share)	-	-	-	-	-	-	573,333	573	26,947	-	27,520
Stock issued for service ($0.0225 per share)	-	-	-	-	-	-	266,667	267	5,733	-	6,000
Stock issued for service ($0.0105 per share)	-	-	-	-	-	-	240,000	240	2,280	-	2,520
Stock issued for service ($0.003 per share)	-	-	-	-	-	-	533,333	533	1,067	-	1,600
Stock issued for conversion of note payable	-	-	-	-	-	-	33,797,238	33,798	473,160	-	506,958
Reclasification of derivative liabilities due to conversion of debt	-	-	-	-	-	-	-	-	280,158	-	280,158
Liabilities settled under Laibility Purchase Agreement	-	-	-	-	-	-	14,692,867	14,693	232,041	-	246,734
Net Profit/(Loss)	-	-	-	-	-	-	-	-	-	(771,742)	(771,742)
Balance 12/31/2014	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	59,764,239	$59,764	$1,305,726	$(6,877,278)	$(5,010,787)

Stock issued for conversion of note payable	-	-	-	-	-	-	85,385,115	85,385	-	-	85,385
Reclasification of derivative liabilities due to conversion of debt	-	-	-	-	-	-	-	-	94,794	-	94,794
Net Profit/(Loss)	-	-	-	-	-	-	-	-	-	(310,988)	(310,988)
Balance 03/31/2015	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	145,149,354	$145,149	$1,400,520	$(7,188,266)	$(5,141,596)

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

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

For accounting purposes, the Merger transaction has been accounted for as a reverse acquisition, with STL Marketing Group, Inc. as the acquirer. The consolidated financial statements of STL Marketing Group, Inc. for the fiscal year ended December 31, 2014 represent a continuation of the financial statements of Versant Corporation, with one adjustment, which is to retroactively adjust the legal capital of Versant Corporation to reflect the legal capital of STL Marketing Group, Inc.

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

Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2014 and 2013, together with Management’s Discussion and Analysis, as contained in the Form 10-K filed on April 22, 2015. The financial information as of December 31, 2014 is derived from the audited financial statements for the year ended December 31, 2014. The interim results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

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

March 31, 2015

(Unaudited)

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following are the major categories of liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities

Level 1
None	$-	$-	$-	$-

Level 2
None	-	-	-	-

Level 3
Derivative Liabilities	-	2,447,089	-	2,439,998

	$-	$2,447,089	$-	$2,439,998

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

March 31, 2015

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

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations. The Company has not recorded any impairment charges during the months ended March 31, 2015 and 2014.

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

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

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

Derivative Financial Instruments

Derivative financial instruments consist of conversion features embedded in convertible debentures, which meet the criteria for bifurcation from their host contract. These financial instruments are recorded in the balance sheet at fair value. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

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

Notes to the Consolidated Financial Statements

March 31, 2015

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-45 for the three months ended March 31, 2015 and 2014. The Company believes that all prior periods are still subject to examination by tax authorities.

Reverse Stock Split

In October 2014, the Company’s board of directors and stockholders approved an amended and restated certificate of incorporation to affect a reverse split of shares of our common stock at a 1-for-15 ratio. The reverse split became effective in March 2015. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse split. All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse split for all periods presented.

Net Income/(Loss) per Common Share

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

During the three months ended March 31, 2015, the Company reported a net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods. During the three months ended March 31, 2014, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation and the dilutive effect of convertible instruments were determined by application of the if converted method.

Common stock equivalents are as follows:

	March 31, 2015	December 31, 2014

Convertible Debt	4,034,389,339	151,220,218

Liability to be settled in common stock (1)	68,125,000	2,422,222

Liability to be settled in common stock (exercise price $0.01/share) (2)	139,728,327	4,289,961

Common stock equivalents	4,242,242,666	157,932,401

(1)	Fair value was $54,500 at March 31, 2015 and $54,500 at December 31, 2014. See Note 6.
(2)	Fair value was $60,000 at March 31, 2015 and $60,000 at December 31, 2014. See Note 6.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

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

Notes to the Consolidated Financial Statements

March 31, 2015

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 , “Interest - Imputation of Interest (Subtopic 835-30),” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective at the beginning of fiscal year 2017. The Company is currently evaluating the impact of the new standards.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 – Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $310,988, net cash used in operations of $55,498 for the three months ended March 31, 2015 and has a working capital deficit of approximately $5,148,000 at March 31, 2015. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 3 – Property and Equipment

	March 31, 2015	December 31, 2014
Property and equipment are as follows:
Furniture and fixtures	$4,909	$4,909
Machinery and equipment	8,191	8,191
Leasehold improvements	2,507	2,507
	15,607	15,607
Accumulated depreciation and amortization	(10,400)	(9,852)
Property and equipment - net	$5,207	$5,755

Depreciation expense for the three months ended March 31, 2015 and 2014 was $548 and $515.

Note 4 – Due From Investment Bank

In April 2011, the Company engaged a Costa Rican investment bank, as its exclusive agent to advise the Company on the structuring of corporate openness and equity placement. During 2012 the Company entered into a dispute with the investment bank. The Company contends that the investment bank retained more than the fee allowed by the contract on the sale of equity securities (the “Closings”) that took place during the period April 2011 through December 2011. At March 31, 2015 and December 31, 2014, the Company believes they are owed $195,400 and $195,400, respectively, from the investment bank relating to excess fees withheld from the Closings. Due to the uncertainty surrounding the recoverability of the funds from the investment bank the Company has recorded a full allowance against the receivable. This amount has been recorded in additional paid in capital in the statement of stockholders equity. If the company wins the dispute and actually recovers the funds it will be recorded to additional paid in capital.

Note 5 – Notes Payable

	March 31, 2015	December 31, 2014
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. This note is in default.	$50,000	$50,000
In March 2011, third parties loaned the Company $11,500 under demand notes bearing interest from 8-10% per year. The notes were acquired in the merger and are in default. A payment of $1,500 was made as of June 2014, leaving a balance of $10,000 as of March 31, 2015.	10,000	10,000
	$60,000	$60,000

Note 6 – Liability to be Settled in Stock

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

At March 31, 2015, the fully recorded amount of $60,000 remains outstanding and available to be converted. This liability was acquired in the merger.

In January of 2014, the Company executed a three-month consulting agreement with a third party to provide strategic planning matters. The consultant would be paid $15,000 per month for three months in the form of restricted common stock, using the average of the last five trading days of the month. As of March 31, 2015 the last remaining months balance of $15,000 has yet to be issued. There is no interest under this agreement.

In February of 2014, the Company engaged Lucosky Brookman LLP as its counsel. According to the contract, a portion of the fees from Lucosky Brookman would be paid in restricted common shares. As of March 31, 2015 the Company has fees in the amount of $39,500, which is available to be converted.

Note 7 – Settlement Liability

In coordination with Section 3(a)(10) of the Securities Act of 1933, stated by the Circuit Court of the Second Judicial Circuit in Florida, the Company agreed to a settlement liability to pay for its outstanding stock liability debt of $43,333. Total payments of $24,652 were made during the year ending December 31, 2014. As of March 31, 2015 and December 31, 2014 remains a balance of $18,681 and $18,681 respectively.

Note 8 – Convertible Notes Payable

(A) Convertible Notes Payable

At March 31, 2015 and December 31, 2014, convertible debt consisted of the following:

	March 31, 2015	December 31, 2014
Convertible into 50% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in July 2008 ($75,000), November 2008 ($100,000) and February 2010 ($15,000). These notes bear an interest rate of 8%-10%. These notes were acquired in the merger and are currently in default.	$190,000	$190,000

Convertible into 50% of the five day average closing bid prices immediately preceding conversion. This note matured in July 2008. This note has an interest rate of 8%. This note was acquired in the merger and is currently in default.	50,000	50,000

Convertible into 10% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. This note matured in March 2008 and bears a 6% interest rate. This note was acquired in the merger and is currently in default.	40,000	40,000

Convertible into 75% of the average of the lowest three closing prices during the 20 trading days immediately preceding conversion. These notes matured in May and June of 2010 and bear an 8% interest rate. These notes were acquired in the merger and are currently in default.	25,000	25,000

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

Convertible into 50% of the average of the lowest three closing prices during the 10 trading days immediately preceding conversion. Notes mature in July 2013 – May 2014 and bear an 8% interest rate. These notes are currently in default. As of March 31, 2015, $5,000 of these notes has been converted.	487,000	487,000

Convertible into 60% of the lowest of any day during the 10 trading days immediately preceding conversion. Note matured in September 2014 and bears a 9.9% interest rate and is currently in default. As of March 31, 2015, $16,641 of this note has been converted, leaving a balance of $10,859.	10,859	10,859

Convertible at the greater (a) $0.015 or (b) at 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. This note matured in May 2014, bears a 10% interest rate and is currently in default.	25,000	25,000

Convertible at a 50% discount of the lowest of any day during the 15 trading days immediately preceding conversion. Note matures in March 2015, bears an 8% interest rate and is currently in default. As of March 31, 2015, $9,450 of this note has been converted, leaving a balance of $12,050.	12,050	16,780

Convertible at a 50% of the lowest closing bid price during the 30 trading days immediately preceding conversion. Note matures in September 2014, bears a 10% interest rate and is currently in default. As of March 31, 2015, $8,320 of this note has been converted, leaving a balance of $16,680.	16,680	16,680

Convertible at the lessor of (a) $0.004 or (b) at 40% discount of the lowest trade price during the 25 trading days immediately preceding conversion. Note matures in May 2016, has a 10% OID and bears a one time interest charge of 12% after ninety days (August 2014). As of March 31, 2015, $1,521 of this note has been converted, leaving a balance of $25,979.	25,979	27,500

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in March 2015, bears an 8% interest rate and is currently in default. As of March 31, 2015, $17,995 of this note has been converted, leaving a balance of $14,505.	14,505	32,500

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in March 2015, bears an 8% interest rate and is currently in default.	32,500	32,500

Convertible into 50% of the lowest close price during the 10 trading days immediately preceding conversion. Note matures in July 2015 and bears an 8% interest.	40,000	40,000
Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in April 2015 and bears an 8% interest rate.	32,500	32,500

Convertible into 50% of the lowest close price during the 10 trading days immediately preceding conversion. Note matures in August 2015 and bears an 8% interest. In connection with this convertible note, the Company issued a Back End convertible note, in the principal amount of $25,000. The Back End Note has the same terms, due dates and conditions the convertible note. This Back End note is secured by a $25,000 Promissory Note to the Company, issued by the Holder. As of March 31, 2015, $7,000 of this note has been converted, leaving a balance of $18,000.	18,000	25,000

Convertible at the lessor of (a) $0.004 or (b) at 40% discount of the lowest trade price during the 25 trading days immediately preceding conversion. Note matures in September 2016, has a 10% OID and bears a one time interest charge of 12% after ninety days (December 2014).	33,000	33,000

Convertible at a 42% discount of the lowest three closing prices during the 15 trading days immediately preceding conversion. Note matures in December 2015 and bears an 8% interest rate.	34,000	-
	$1,087,073	$1,084,319

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

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

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity

Convertible Debt Balance as of December 31, 2014	$978,069	8% -12%	March 2008 – Dec. 2016 ($903,324 is in default as of March 31, 2015)

Borrowings during the period ended March 31, 2015	34,000	8%	December 2015

Conversions during the period ended March 31, 2015	(31,246)
Convertible Debt Balance as of March 31, 2015	1,087,073

Debt Discount	(84,184)

Convertible Debt Balance as of March 31, 2015 - Net	$1,002,889

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

(B) Debt Discount

During the three months ended March 31, 2015 and 2014, the Company recorded debt discounts totaling $34,000 and $111,836 respectively.

The debt discounts pertain to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value.

The Company amortized $56,066 and $144,470 during the three months ended March 31, 2015 and 2014 respectively, to interest expense.

	March 31, 2015	December 31, 2014

Debt Discount	$765,398	$762,644
Amortization of debt discount	(681,214)	(656,394)
Debt Discount - net	$84,184	$106,250

Note 9 – Derivative Liabilities

Derivative liability – December 31, 2014	$2,439,998
Fair value mark to market adjustment for convertible instruments	(31,759)
Reduction in fair value due to debt conversions	(94,794)
Fair value at the commitment date for convertible instruments	133,644
Derivative liability – March 31, 2015	$2,447,089

The Company records debt discount to the extent of the gross proceeds raised, any excess amount is recorded as a derivative expense. The Company recorded a derivative expense of $99,644 and $99,289 for the three months ended March 31, 2015 and 2014.

The Company uses the Black-Scholes model to estimate the fair value of its derivative liabilities at the end of each reporting period. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2015:

	Commitment Date	March 31, 2015

Expected dividends:	0%	0%
Expected volatility:	238% - 636%	515% - 743%
Expected term:	0.50 - 2 years	0.01 – 1.43 year
Risk free interest rate:	0.08% - 0.37%	0.05% - 0.56%

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 10 – Related Party Transactions

(A)	Accounts Payable – Related Party

As of March 31, 2015 and December 31, 2014 the Company had accounts payable due to board members and companies owned by board members of $384,198 and $385,677. Since April 8, 2010 through March 31, 2015, management and board members have been loaning money to the Company, paying expenses on behalf of the Company and deferring salaries and consulting fees.

(B)	Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the three months ending March 31, 2015 and 2014 the amounts were $7,500 and $37,500 respectively.

(C)	Notes Payable – Related Parties

The Company executed various promissory notes to related parties since inception. New notes were issued for the three months ending March 31, 2015, in the amount of $23,695.

The notes had the following range of terms:

●	Maturing in 3 months to 1 year;

●	Non-interest bearing

●	Unsecured

●	Default interest rate at 6%, per annum;

During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company repaid $0 and $34,071 respectively leaving a balance of $66,446 and $42,751 respectively. The Company is currently in default on $39,877 of these notes.

Debt under these obligations at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014

Notes payable	$66,446	$42,751
Less: Current maturities	(66,446)	(42,751)
Notes payable, net of Current maturities	$-	$-

Note 11 – Retirement Plan

401(k)

The Company provided a 401(k) employee savings and retirement plan (the “Plan”). The Plan covered all employees who have completed six months of consecutive service with 160 hours monthly or have completed one year of service. The Company matched 100 percent of a participant’s elective deferrals up to 3 percent of the participant’s compensation, plus 50 percent of the participant’s elective deferrals that exceed 3 percent of the participant’s compensation, up to 5 percent of the participant’s compensation. The Company has not contributed to the Plan for the three months ended March 31, 2015 and 2014.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

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

The consolidated financial statements of the Company’s subsidiary, located in Costa Rica, are translated from colones, its functional currently, into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the exchange rate in effect at the reporting date, and all revenue and expenses are translated at the month-end exchange rate. The effects of translating the financial statements of the foreign subsidiary into U.S. dollars are reported as a cumulative translation adjustment, a separate component of the accumulated other comprehensive income (loss) in the consolidated statements of the shareholders’ equity (deficit). Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations. The amount of foreign currency transaction gains and losses and translation adjustments were de minimis during the periods ended March 31, 2015 and 2014.

Note 13 – Stockholders Deficit

Common Stock –

Common Stock has 2,600,000,000 shares authorized at $0.001 par value. Subject to the foregoing provisions, dividends may be declared on the Common Stock, and each Share of Common Stock shall entitle the holder thereof to one vote in all proceedings in which action shall be taken by stockholders of the Corporation.

For the three month ended March 31, 2015 the following Common Stock has been issued:

- 19,127,704 Common Stock the Holder of a convertible note that converted $7,000 in principal and $351 in accrued interest for a note with the maturity date of August 2015.

- 43,180,986 Common Stock the Holder of various convertible notes that converted $17,995 in principal and $0 in accrued interest for a note with the maturity date of March 2015.

- 14,626,426 Common Stock the Holder of various convertible notes that converted $4,730 in principal and $389 in accrued interest for a note with the maturity date of March 2015.

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

Rent expense amounted to $2,712 and $9,542 for the period ending March 31, 2015 and March 31, 2014, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

Future minimum lease payments under these operating leases are approximately as follows:

Period Ending March 31,
2015	11,468
2016	13,147
Total	$24,614

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

In connection with the settlement, and during the three months ending March 31, 2015, the Company issued zero shares. However, for the year ending December 31, 2014, the Company issued Tarpon 14,692,867 shares of Common Stock from which gross proceeds of $246,734 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $81,287 and providing payments of $165,447 to settle outstanding vendor payables. A portion of the fees that Tarpon has received has not been fully documented by Tarpon to the Company as requested, and therefore are in dispute and are pending of file date. For audit purposes, we have recorded these fees as fees paid to Tarpon.

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

Note 15 – Subsequent Events

The following conversions have been made:

-	54,794,444 Common Stock the Holder of a convertible note that converted $6,435 in principal and $0 in accrued interest for a note with the maturity date of September 2014.

-	35,215,753 Common Stock the Holder of a convertible note that converted $7,750 in principal and $419 in accrued interest for a note with the maturity date of August 2015.

-	58,160,769 Common Stock the Holder of various convertible notes that converted $17,015 in principal and $0 in accrued interest for notes with the maturity dates of March 2015.

-	30,446,166 Common Stock the Holder of various convertible notes that converted $4,565 in principal and $412 in accrued interest for a note with the maturity date of March 2015.

-	31,930,000 Common Stock the Holder of various convertible notes that converted $4,036 in principal and $0 in accrued interest for a note with the maturity date of May 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by STL Marketing Group, Inc. (“STL” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, filed with the SEC on April 22, 2015, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

The Company’s efforts for the next 12 months are its continued focus on the following two key areas: (i) continuing efforts to pursue the proposed Power Purchase Agreement (“PPA”) to begin generating renewable wind energy in Costa Rica, and (ii) the initiation of our telecommunications business focused on the distribution and sales of VoIP telecommunications equipment (“PBX Systems”).

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

In October 2014, the Company met with representatives of CNFL and has also met with a variety of business and government officials to gather more information on the eighteen-month review of private generation in Costa Rica. We believe from these meetings that there is a possibility that the delay may be less than the announced eighteen months and that the Company may be allowed to continue its PPA work in 2016. The Company is cautiously optimistic about this possibility and is continuing its political work to ensure we are up to date and fully informed. We believe the political pressure to address rising energy costs is becoming a point of concern for the new administration. As of the date of this filing, the Company continues to focus on finalizing the PPA and operate in Costa Rica at reduced staff levels.

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

In 2015, the Company’s continued focus is for PhoneSuite Solutions, Inc. to begin generating revenue, add dealers, and follow through with our goal to gain financial independence.

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

For the three months ended March 31, 2015 and 2014, the Company reported a net income/(loss) of $(310,988) and $1,622,697, respectively. The change in net income/(loss) between the periods ended March 31, 2015 and 2014 is due to the derivative liabilities.

Operating expenses decreased by roughly 48% during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The $102,477 decrease in operating expenses is primarily attributed to the following changes in operating expenses: decrease in professional fees of $93,123 and decrease in general and administrative of $9,354 primarily related to the decrease in outside service expenses.

The Company has no revenues to date.

Liquidity and Capital Resources

As of March 31, 2015, we had a working deficit of $5,147,938 as compared to December 31, 2014 of $5,017,677, an increase of $130,261. The increase in working capital deficit for the period ended March 31, 2015, is primarily attributed to an increase in derivative liabilities of $7,091. In addition, the Company had an increase in liabilities related to accrued payables and expenses of $78,331, additional convertible notes, net of discount of $24,820 and in notes payable – related party of $23,695.

Net cash used in operating activities for the three months ended March 31, 2015 and 2014, was $(55,498) and $(94,614), respectively. The Net Income/(Loss) for the three months ended March 31, 2015 and 2014 was $(310,988) and $1,622,697, respectively.

No net cash was provided or used by investing activities for the three months ended March 31, 2015 and 2014.

Net cash provided by all financing activities for the three months ended March 31, 2015 was $57,695, as compared to $96,500 for the three months ended March 31, 2014. During the three month period ended March 31, 2015, the Company sold convertible notes for the proceeds of $34,000 and related party notes for proceeds of $23,695.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $310,988 and $55,498, respectively, for the three months ended March 31, 2015.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 22, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2015 the Company issued the following shares of Common Stock:

19,127,704 Shares of Common Stock to the Holder of a convertible note that converted $7,000 in principal and $351 in accrued interest for a convertible note with the maturity date of August 2015.

43,180,986 Shares of Common Stock to the Holder of various convertible notes that converted $17,995 in principal and $0 in accrued interest for a convertible note with the maturity date of March 2015.

14,626,426 Shares of Common Stock to the Holder of various convertible notes that converted $4,730 in principal and $389 in accrued interest for a convertible note with the maturity date of March 2015.

8,450,000 Shares of Common Stock to the Holder of various convertible notes that converted $1,521 in principal and $0 in accrued interest for a convertible note with the maturity date of May 2016.

These securities were not registered under the Securities Act of 1933 (the “Securities Act”). Unless otherwise noted, such issuance of securities was exempt from registration under the safe harbor provided by Regulation D Rule 506 and Section 4(a)(2) of the Securities Act. We made this determination in part based on the representations of investors, which included, in pertinent part, that such investors were sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D, and upon such further representations from the investors that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our determination is made based further upon our action of (a) making written disclosure to each Investor in the Subscription Agreement prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of the Company of any general solicitation or advertising for securities herein issued in reliance upon Regulation D Rule 506 and Section 4(a)(2) of the Securities Act.

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

STL Marketing Group, Inc.

Date: May 19, 2015	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	Chief Executive Officer
(Principal Executive Officer)

