Form 10-Q
period 2015-06-30
STL Marketing Group, Inc.
filed 2015-08-19
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2015

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

As of August 18, 2015, there were 866,507,801 shares of the registrant’s common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)

Assets

Current Assets
Cash	$3,525	$102
Deferred offering costs	-	84,070
Total Current Assets	3,525	84,172

Property and Equipment, net	4,660	5,755

Other Assets
Security deposits	1,135	1,135

Total Assets	$9,320	$91,062

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities, including $670,070 and $579,120 salaries due to officers, respectively	$1,197,588	$1,062,173
Accrued liabilities and accounts payable - related party	416,703	385,677
Notes payable - related party	71,446	42,751
Liabilities payable in shares	114,500	114,500
Liability settlement	18,681	18,681
Notes payable	60,000	60,000
Convertible notes payable, net of discount	991,463	978,069
Derivative liabilities	3,206,813	2,439,998
Total Liabilities	6,077,194	5,101,849

Commitments and Contingencies

Stockholders’ Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value, 1,800,000 Shares Authorized, 1,800,000 Shares Issued and outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 866,507,801 Shares Issued and Outstanding at June 30, 2015, 59,764,239 Issued and Outstanding at December 31, 2014	866,508	59,764
Additional paid in capital - Preferred Stock	(232,000)	(232,000)
Discount on Preferred Stock	(2,466,999)	(2,466,999)
Additional paid in capital - Common Stock	599,851	1,305,726
Accumulated Deficit	(8,035,234)	(6,877,278)
Total Stockholders’ Deficit	(6,067,874)	(5,010,787)

Total Liabilities and Stockholders’ Deficit	$9,320	$91,062

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statemens of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Compensation	61,899	61,899	124,506	124,506
Professional fees	25,218	73,232	65,304	206,441
Selling, general and administrative	95,092	16,334	103,248	33,844
Total operating expenses	182,209	151,465	293,058	364,791

Loss from operations	(182,209)	(151,465)	(293,058)	(364,791)

Other income (expense):
Interest expense	(24,828)	(135,635)	(157,082)	(304,729)
Loss on settlement liability	-	(41,856)	-	(41,856)
Change in fair value of derivative liabilities	(872,633)	(1,534,462)	(840,874)	569,944
Gain on extinguisment of derivative liabilities	287,635	-	287,635	-
Private placement costs	(54,933)	(122,135)	(154,577)	(221,424)

Other income (expense) - net	(664,759)	(1,834,088)	(864,898)	1,935

Net Loss	$(846,968)	$(1,985,553)	$(1,157,956)	$(362,856)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	514,075,919	180,232,846	288,897,064	161,199,866

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net Loss	$(1,157,956)	$(362,856)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,095	1,031
Stock based compensation	-	45,000
Deferred offering costs	84,070	-
Amortization of debt discount	111,974	247,036
Change in fair value of derivative liabilities	840,874	(569,944)
Private placement costs	154,577	213,577
Gain on extinguishment of derivative liabilites	(287,635)	-
Amortization of deferred offering costs	-	7,847
Financing fee	-	41,856
Debt converted below par	-	7,857
Changes in operating assets and liabilities:
Security deposits	-	(69)
Accounts payable and accrued liabilities	137,703	116,604
Accounts payable - related party	31,026	75,134
Net Cash Used in Operating Activities	(84,272)	(176,927)

Cash Flows From Investing Activities:
Security deposits	-	3,398
Net Cash Provided by Investing Activities	-	3,398

Cash Flows From Financing Activities:
Proceeds from related party notes payable	33,695	-
Payment of related party notes payable	(5,000)	-
Proceeds from convertible notes	59,000	186,500
Net Cash Provided by Financing Activities	87,695	186,500

Net increase cash	3,423	12,971

Cash at beginning of period	102	717

Cash at end of period	$3,525	$13,688

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible notes payable into common stock	$100,868	$32,500
Note payable issued for deferred offering costs	$-	$25,000
Common stock issued for deferred offering costs	$-	$50,000
Liabilities settled in connection with the Liabilities Purchase Agreement	$-	$81,495

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the period from January 1, 2015 to June 30, 2015

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		Additional Paid-In Capital Preferred	Discount on Preferred	Common Stock, Class B Par Value $0.001		Additional Paid-In Capital Common	Accumulated
	Shares	Amount	Shares	Amount	Stock	Stock	Shares	Amount	Stock	Deficit	Total

Balance January 1, 2015	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	59,764,239	$59,764	$1,305,726	$(6,877,278)	$(5,010,787)

Shares issued for conversion of notes payable	-	-	-	-	-	-	806,743,562	806,744	(705,876)	-	100,868
Net Loss	-	-	-	-	-	-	-	-	-	(1,157,956)	(1,157,956)
Balance June 30, 2015 (Unaudited)	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	866,507,801	$866,508	$599,851	$(8,035,234)	$(6,067,874)

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2015 and 2014

(Unaudited)

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company has recently added the sale and distribution of PBX equipment (VoIP technology) to its original focus in the development of renewable energy projects. As a result, our business is the sales and distribution of VoIP PBXs under the brand name PhoneSuite, as well as the prospective sale of electricity through a wind park to a government owned utility company in Costa Rica.

On October 15, 2012, STL Marketing Group, Inc. (“STLK”, the “Company”) entered into a merger agreement with Versant Corporation, a Delaware corporation (“Versant”). In January 2013 the respective Boards of Versant and STLK approved a Share Exchange Plan (“SEP”) and as a result, on February 4, 2013: (1) the holders of STLK Preferred A and Preferred C Series stock returned their shares to treasury; (2) STLK’s Preferred Series A, B and C were restructured and amended to reflect the SEP; (3) Versant Class A shareholders exchanged 1,800,000 shares of Versant Class A shares for 1,800,000 shares of STLK Series A Preferred Convertible Stock; (4) Versant’s shareholders exchanged 1,000 shares of Versant Class X common shares for 1,400,000,000 shares of STLK Series B Preferred Stock; (5) Versant’s shareholders exchanged 200,003 shares of Class B common stock for convertible notes in STLK and 6,666,667 shares of STLK’s common stock; and (6) Versant issued 7,500,000 shares of Class B common shares to STLK shareholders, granting them 100% of the common shares in Versant. Upon finalization of the merger, Versant’s shareholders held 100,120,000 shares or 98.26% of the combined entity.

As the owners and management of Versant had voting and operating control of the Company after the merger, the transaction was accounted for as a recapitalization with Versant deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of Versant prior to the merger and that of the consolidated Company following the merger. Common Stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as of the earliest periods presented as capital stock reflecting the exchange ratio in the merger.

STLK was a “shell company” prior to the merger and did not conduct an active trade or business. Because it was a shell company at the time of the Merger, we filed a general form for registration under Form 10 under the Securities Exchange Act of 1934, as amended.

Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2014 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2015. These financial statements should be read in conjunction with that report.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2015 and 2014

(Unaudited)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing the Company’s financial statements. This includes the assumptions used to calculate derivative liabilities, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs based on the Company’s assumptions and not corroborated by market data.

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

At June 30, 2015 and December 31, 2014, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value (see Note 7):

	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3
Derivative liabilities	$-	$3,208,813	$-

Total	$-	$3,208,813	$-

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Derivative liabilities	$-	$2,439,998	$-

Total	$-	$2,439,998	$-

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2015 and 2014

(Unaudited)

Share-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Net Income/(Loss) per Common Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.

During the three and six months ended June 30, 2015 and June 30, 2014, we reported a net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods Common stock equivalents are as follows:

	June 30, 2015	December 31, 2014

Convertible Debt	31,094,655,843	151,220,218
Liability to be paid in shares	545,000,000	2,422,222
Liability to be paid in shares (30% discount)	990,955,429	4,289,961
Common stock equivalents	32,630,611,272	157,932,401

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2015 and 2014

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six month period ended June 30, 2015, the Company incurred a net loss of $1,157,956 and used cash in operations of $84,272. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2015, the Company had cash on hand in the amount of $3,525. Management estimates that the current funds on hand will not be sufficient to continue operations. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing. The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity raises.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2015 and 2014

(Unaudited)

Note 3 – Notes Payable

	June 30, 2015	December 31, 2014
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. This note is in default.	$50,000	$50,000

In March 2011, third parties loaned the Company $10,000 under a demand note bearing zero interest. The note were acquired in the merger and is in default.	10,000	10,000
	$60,000	$60,000

Note 4 – Liabilities payable in shares

In August 2012, the Company executed a consulting agreement with a third party to provide various services. This liability was acquired in the merger. Under the terms of the agreement, the consultant would be paid $10,000 per month for six months in the form of free trading shares. The share total is computed as follows: earned compensation will accrue interest at 6%, and accrued compensation will be convertible into 70% of the average of the lowest three closing bid prices of the 20 days preceding any conversion. At June 30, 2015, a balance of $60,000 remains outstanding and available to be converted.

In January 2014, the Company executed a three-month consulting agreement with a third party to provide strategic planning matters. The consultant would be paid $15,000 per month for three months in the form of restricted common stock, using the average of the last five trading days of the month. As of June 30, 2015, a balance of $15,000 remains outstanding and available to be converted.

In February 2014, the Company engaged an attorney as counsel. According to the engagement contract, a portion of the fees due to the attorney would be paid in restricted common shares. As of June 30, 2015 the Company has fees payable in the amount of $39,500, which is available to be converted.

Note 5 – Convertible Notes Payable

At June 30, 2015 and December 31, 2014, convertible notes consisted of the following:

	June 30, 2015	December 31, 2014
Unsecured convertible notes payable.	$1,044,739	$1,084,319
Debt discount	(53,276)	(106,250)
Notes payable, net of discount	$991,463	$978,069

From 2007 to 2015, the Company issued Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,087,073 to various accredited investors. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from March 2008 to September 2016. The Company is currently in default of payment for Notes that matured in March 2008 through April 2015 in the aggregate principal amount of $921,739.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2015 and 2014

(Unaudited)

The Notes are convertible into shares of Common Stock of the Company at the option of the holder commencing on various dates following the issuance date of the Notes and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the Notes along with, at the holder’s option, any unpaid interest and penalties, are convertible at price per share at discounts ranging from 10% to 75% of the Company’s Common Stock trading market price during a certain time period, as defined in the agreements. Further, the conversion prices for three notes are subject to a floor such that the conversion prices will not be less than a certain price, as defined in the agreement, with such floor prices ranging from $0.004 to $0.015 per share. In addition, the conversion prices are subject to adjustment in certain events, such as in conjunction with any sale, conveyance or disposition of all or substantially all of the Company’s assets or consummation of a transaction or series of related transactions in which the Company is not the surviving entity.

As of December 31, 2014, the balance of the Notes was $1,084,319. During the six month ended June 30, 2014, the Company issued $59,000 of new unsecured convertible notes. During the six months ended June 30, 2015, note holders converted $98,580 of principal and $2,287 of accrued interest into 806,743,562 shares of the Company’s common stock. At June 30, 2015, the principal balance of the Notes was $1,044,739.

As of December 31, 2014, the debt discount related to issuance of the Notes was $762,644 and the related accumulated amortization was $656,394. During the six months ended June 30, 2015, the Company recorded debt discounts of $59,000, and recorded discount amortization of $111,974. Also during the six months ended June 30, 2015 $98,580 of fully amortized discounts related to Notes converted into shares of stock was written off. As of June 30, 2015, debt discount was $723,063 and accumulated amortization was $669,787. The remainder of the valuation discount will be amortized as interest expense over the remaining term of the Notes.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, the Company determined that instruments with floor prices ranging from $0.004 to $0.015 were de minimus and in substance not indexed to the Company’s own stock. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company records debt discount to the face amount of the notes, and any excess is recorded as a derivative liability.

Note 6 – Related Party Transactions

(A)	Accounts Payable and Accrued Liabilities – Related Party

Since April 8, 2010 through June 30, 2015, management and board members have been advancing funds to the Company, paying expenses on behalf of the Company, and deferring salaries and consulting fees. As of June 30, 2015 and December 31, 2014, accounts payable and accrued liabilities due to board members and companies owned by board members totaled $416,703 and $385,677, respectively.

(B)	Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the six months ending June 30, 2015 and 2014 the amounts were $15,000 and $75,000 respectively.

(C)	Notes Payable – Related Parties

The Company executed various promissory notes to related parties since inception. The balance of the outstanding notes at December 31, 2014 was $42,751. During the six months ended June 30, 2015, notes were issued in the amount of $33,695 to related parties. The notes mature in 3 months to 1 year, are unsecured, and have interest rate at 6%, per annum. During the six months ended June 30, 2015, the Company repaid $5,000 of notes to related parties. The balance of the outstanding notes at June 30, 2015 was $71,446. At June 30, 2015, the Company is in default on $39,877 of these notes.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2015 and 2014

(Unaudited)

Note 7 – Foreign Operations

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

Note 8 – Stockholders Deficit

Common Stock –

For the six months ended June 30, 2015, 806,743,563 of Common Stock has been issued to the Holders of various convertible notes that converted $98,580 in principal and $2,288 in accrued interest with maturity dates between March and August 2015.

Note 9 – Commitments and Contingencies

Payable to Tarpon Bay Partners LLC

In 2014, Tarpon Bay Partners LLC (Tarpon) assumed $519,282 of past due accounts payable of the Company from various creditors of the Company. Tarpon then commenced an action against the Company to recover the aggregate of the past due accounts. On March 19, 2014, the Circuit Court of the Second Judicial Circuit for Leon County, Florida approved an agreement between the Company and Tarpon, in which the Company agreed to issue shares of the Company’s common stock to Tarpon sufficient to generate proceeds equal to the aggregate of the past due accounts. In addition, Tarpon will receive a fee of approximately 33% based on the proceeds. The Company will record the fees as the shares are issued and the past due accounts are paid. The past due amounts assumed are recorded as current liabilities of the Company until settled under the assignment agreement.

In connection with the settlement, during the six months ended June 30, 2014, the Company did not issue any shares of common stock to Tarpon. During the six months ended June 30, 2014, the Company issued to Tarpon 63,378,000 shares of common stock valued at $123,351, of which Tarpon received fees of $41,856 and $81,495 was paid to settle outstanding vendor payables.

In addition, pursuant to the terms of the Settlement Agreement, the Company issued to Tarpon two convertible notes aggregating $50,000, which were due in May and September 2014. The notes are currently in default. At June 30, 2015, the amounts outstanding on the notes plus accrued interest was $46,091, and were convertible into 921,830,800 shares of the Company’s common stock.

Litigations, Claims and Assessments

The Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. Other than the below litigation with the Costa Rican Investment Bank, the Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

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

Plan of Operation

The Company’s efforts for the next 12 months are focused on the following two key areas: (i) continuing efforts to pursue the proposed Power Purchase Agreement (“PPA”) to begin generating renewable wind energy in Costa Rica, and (ii) the initiation of our telecommunications business focused on the distribution and sales of VoIP telecommunications equipment (“PBX Systems”).

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

Kinetos Letter of Intent

On August 3, 2015 the Company entered into a Letter of Intent with a software developer, Kinetos. The Company is exploring a variety of approaches to the US market for Kinetos’ products. Kinetos is a software developer that has been in business for several decades and has a long list of clients in Central America for its goods and services.

Kinetos’ core product is an automated real time communications system driven by a smart flow algorithm with enhanced CRM like functions that automatically assist the client Company’s efforts to maintain a close intelligent relationship with the customer. This solution is both automated and scalable and includes push to text, email, call scheduling, mobile app push messages and full interaction etc. based on a Company’s business and processes. Kinetos’ smart flow follow-up system can be implemented in combination with the analytics product, integrated to other applications, or as a stand-alone. Kinetos also has some more “main stream” products ranging from Automated Campaign Managers, IVRs, Banking Call Logging, Contact Centers or Debt Collection Systems.

In addition to this core product, Kinetos has developed disruptive new software that integrates its existing products with a new world-class, cutting edge and powerful Big Data algorithm based on machine learning. This combined suite of product sorts through a Company’s own metadata and predicts with very high accuracy, for instance, the cancellation of a service by an existing customer, and then takes proactive “intelligent” action through Kinetos’ follow up system.

Should the Company be able to finalize a business relationship, this product line would fall under the distribution business side of the Company. PhoneSuite is a software application at heart so this is not very different with regard to the Company’s infrastructure.

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

For the three months ended June 30, 2015 and 2014, the Company reported a net income/(loss) of $(846,968) and $(1,985,553), respectively. The change in net income/(loss) between the periods ended June 30, 2015 and 2014 is due to the derivative liabilities.

Operating expenses increased by roughly 20% during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The $30,744 increase in operating expenses is primarily attributed to the following changes in operating expenses: decrease in professional fees of $48,014 and increase in general and administrative of $78,758 primarily related to the write off of deferred offering costs.

The Company has no revenues to date.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

For the six months ended June 30, 2015 and 2014, the Company reported a net income/(loss) of $(1,157,956) and $(362,856), respectively. The change in net income/(loss) between the periods ended June 30, 2015 and 2014 is due to an increase in the derivative liabilities.

Operating expenses decreased by roughly 20% during the six months ended June 30, 2015, as compared to the three months ended June 30, 2014. The $71,733 decrease in operating expenses is primarily attributed to the following changes in operating expenses: decrease in professional fees of $141,137 due a decrease in outside services and increase in general and administrative of $69,404 primarily related to the write off of deferred offering costs and a decrease in overall operating expenses.

The Company has no revenues to date.

Liquidity and Capital Resources

As of June 30, 2015, we had a working deficit of $5,932,532 as compared to December 31, 2014 of $5,017,677, an increase of $914,855. The increase in working capital deficit for the period ended June 30, 2015, is primarily attributed to an increase in derivative liabilities of $766,815. In addition, the Company had an increase in liabilities related to accrued payables and expenses of $166,441, additional convertible notes, net of discount of $13,394 and in notes payable – related party of $28,695.

Net cash used in operating activities for the six months ended June 30, 2015 and 2014, was $(84,272) and $(176,927), respectively. The Net Income/(Loss) for the six months ended June 30, 2015 and 2014 was $(1,157,956) and $(362,856), respectively.

Net cash provided by investing activities for the six months ended June 30, 2015 was $0, as compared to the six months ended June 30, 2014 of $3,398.

Net cash provided by all financing activities for the six months ended June 30, 2015 was $87,695, as compared to $186,500 for the six months ended June 30, 2014. During the six month period ended June 30, 2015, the Company sold notes for the proceeds of $59,000.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $1,157,956 and $84,272, respectively, for the six months ended June 30, 2015.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than disclosed below, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

The Company not aware of any other material pending legal proceedings. No director, officer, or affiliate of the Company and no owner of record or beneficially of more than five percent of the securities of the Company, or any associate of such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2015 the following Common Stock has been issued:

- 129,272,559 of Common Stock to the Holder of a convertible note that converted $10,859 in principal and $0 in accrued interest for a convertible note with the maturity date of September 2014.

- 272,148,657 of Common Stock to the Holder of a convertible note that converted $25,000 in principal and $1411 in accrued interest for a convertible note with the maturity date of August 2015.

- 243,341,755 of Common Stock to the Holder of various convertible notes that converted $43,530 in principal and $0 in accrued interest for a convertible note with the maturity date of March 2015.

- 62,700,592 of Common Stock to the Holder of various convertible notes that converted $10,100 in principal and $877 in accrued interest for a convertible note with the maturity date of March 2015.

- 99,280,000 of Common Stock to the Holder of various convertible notes that converted $9,091 in principal and $0 in accrued interest for a convertible note with the maturity date of May 2016.

During the six months ended June 30, 2015, note holders converted $98,580 of principal and $2,287 of accrued interest into 806,743,562 shares of the Company’s common stock.

The issuances of these shares were made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the registrant held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

STL Marketing Group, Inc.

Date: August 19, 2015	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	Chief Executive Officer
(Principal Executive Officer)

