Form 10-Q
period 2015-09-30
STL Marketing Group, Inc.
filed 2015-11-16
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2015

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

As of November 16, 2015, there were 866,507,801 shares of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)

Assets

Current Assets
Cash	$4,961	$102
Deferred offering costs	-	84,070
Total Current Assets	4,961	84,172

Property and Equipment, net	4,112	5,755

Other Assets
Security deposits	1,135	1,135

Total Assets	$10,208	$91,062

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities, including $702,570 and $579,120 salaries due to officers, respectively	$1,254,811	$1,062,173
Accrued liabilities and accounts payable - related party	425,861	385,677
Notes payable - related party	121,446	42,751
Liabilities payable in shares	114,500	114,500
Liability settlement	18,681	18,681
Notes payable	60,000	60,000
Convertible notes payable, net of discount	1,015,558	978,069
Derivative liabilities	3,236,372	2,439,998
Total Liabilities	6,247,229	5,101,849

Commitments and Contingencies

Stockholders’ Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value, 1,800,000 Shares Authorized, 1,800,000 Shares Issued and outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 866,507,801 Shares Issued and Outstanding at September 30, 2015, 59,764,239 Issued and Outstanding at December 31, 2014	866,508	59,764
Additional paid in capital - Preferred Stock	(232,000)	(232,000)
Discount on Preferred Stock	(2,466,999)	(2,466,999)
Additional paid in capital - Common Stock	599,851	1,305,726
Accumulated Deficit	(8,204,381)	(6,877,278)
Total Stockholders’ Deficit	(6,237,021)	(5,010,787)

Total Liabilities and Stockholders’ Deficit	$10,208	$91,062

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statemens of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Compensation	61,899	61,419	186,405	185,925
Professional fees	23,424	22,120	88,728	228,561
Selling, general and administrative	7,858	71,532	111,106	105,376
Total operating expenses	93,181	155,071	386,239	519,862

Loss from operations	(93,181)	(155,071)	(386,239)	(519,862)

Other income (expense):
Interest expense	(46,407)	(263,359)	(203,489)	(568,087)
Loss on settlement liability	-	(36,337)	-	(78,193)
Change in fair value of derivative liabilities	(29,559)	600,826	(870,433)	1,170,770
Gain on extinguisment of derivative liabilities	-	-	287,635	-
Private placement costs	-	(304,342)	(154,577)	(525,766)

Other income (expense) - net	(75,966)	(3,211)	(940,864)	(1,276)

Net Loss	$(169,147)	$(158,282)	$(1,327,103)	$(521,138)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	866,507,801	386,302,419	483,549,766	237,058,602

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the period from January 1, 2015 to September 30, 2015

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		Additional Paid-In Capital	Discount on	Common Stock, Class B Par Value $0.001		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Preferred Stock	Preferred Stock	Shares	Amount	Common Stock	Accumulated Deficit	Total

Balance January 1, 2015	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	59,764,239	$59,764	$1,305,726	$(6,877,278)	$(5,010,787)

Shares issued for conversion of notes payable	-	-	-	-	-	-	806,743,562	806,744	(705,876)	-	100,868
Net Loss	-	-	-	-	-	-	-	-	-	(1,327,103)	(1,327,103)
Balance September 30, 2015 (Unaudited)	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	866,507,801	$866,508	$599,851	$(8,204,381)	$(6,237,021)

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net Loss	$(1,327,103)	$(521,138)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,643	1,568
Stock based compensation	-	66,500
Deferred offering costs	84,070	-
Amortization of debt discount	136,069	349,940
Change in fair value of derivative liabilities	870,433	(1,170,770)
Private placement costs	154,577	509,902
Amortization of deferred offering costs	-	15,864
Financing fees	-	78,193
Gain on extinguishment of derivative liabilites	(287,635)	-
Debt converted below par	-	143,816
Changes in operating assets and liabilities:
Security deposits	-	-
Accounts payable and accrued liabilities	194,926	147,047
Accounts payable - related party	40,184	66,906
Net Cash Used in Operating Activities	(132,836)	(312,172)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(640)
Security deposits	-	3,398
Net Cash Provided by Investing Activities	-	2,758

Cash Flows From Financing Activities:
Proceeds from related party notes payable	83,695	-
Payment of related party notes payable	(5,000)	-
Proceeds from convertible notes	59,000	314,000
Net Cash Provided by Financing Activities	137,695	314,000

Net increase cash	4,859	4,586

Cash at beginning of period	102	717

Cash at end of period	$4,961	$5,303

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible notes into common stock	$98,580	$116,860
Conversion of accrued interest on convertible note into common stock	$2,288	$-
Note payable issued for deferred offering costs	$-	$25,000
Common stock issued for deferred offering costs	$-	$50,000
Liabilities settled in connection with the Liabilities Purchase Agreement	$-	$164,758

See accompanying notes to the condensed consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

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

Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2014 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2015. These financial statements should be read in conjunction with that report.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

(Unaudited)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions by management include, among others, the accrual of potential liabilities, and the assumptions used in valuing derivatives and share-based instruments issued for services and financing. Actual results could differ from those estimates.

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

As of September 30, 2015 and December 31, 2014, the Company’s condensed consolidated balance sheets included the fair value of derivative liabilities of $3,236,372 and $2,439,998, respectively, which was based on Level 2 measurements.

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

For the three and nine months ended September 30, 2015 and 2014

(Unaudited)

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

At September 30, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

Common stock equivalents are as follows:

	September 30, 2015	September 30, 2014

Convertible Debt	31,546,431,115	9,292,898,942
Liability to be paid in shares	545,000,000	872,093
Liability to be paid in shares (30% discount)	1,003,812,571	285,715,200
Common stock equivalents	33,095,243,686	9,579,486,235

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

For the three and nine months ended September 30, 2015 and 2014

(Unaudited)

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine month period ended September 30, 2015, the Company incurred a net loss of $1,327,103 and used cash in operations of $132,836. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2015, the Company had cash on hand in the amount of $4,961. Management estimates that the current funds on hand will not be sufficient to continue operations. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

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

Note 3 – Notes Payable

	September 30, 2015	December 31, 2014
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. This note is in default.	$50,000	$50,000

In March 2011, third parties loaned the Company $10,000 under a demand note bearing zero interest. The note were acquired in the merger and is in default.	10,000	10,000
	$60,000	$60,000

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

(Unaudited)

Note 4 – Liabilities payable in shares and settlement liability

Liabilities payable in shares

In August 2012, the Company executed a consulting agreement with a third party to provide various services. Under the terms of the agreement, the consultant would be paid $10,000 per month for six months in the form of free trading shares. The share total is computed as follows: earned compensation will accrue interest at 6%, and accrued compensation will be convertible into 70% of the average of the lowest three closing bid prices of the 20 days preceding any conversion. At September 30, 2015, a balance of $60,000 remains outstanding and at September 30, 2015, is convertible into 1,003,812,571 shares of Common Stock.

In January 2014, the Company executed a three-month consulting agreement with a third party to provide strategic planning matters. The consultant would be paid $15,000 per month for three months in the form of restricted common stock, using the average of the last five trading days of the month. As of September 30, 2015, a balance of $15,000 remains outstanding and at September 30, 2015, is convertible into 150,000,000 shares of Common Stock.

In February 2014, the Company engaged an attorney as counsel. According to the engagement contract, a portion of the fees due to the attorney would be paid in restricted common shares. As of September 30, 2015 the Company has fees payable in the amount of $39,500, which at September 30, 2015 is convertible into 395,000,000 shares of Common Stock.

Settlement liability

In March 2008, the Company entered into an asset purchase agreement to purchase assets for $65,000 in STLK common stock. At December 31, 2013, the liability related to this asset purchase totaled $43,333. In 2014, the Company agreed to a settlement to pay the $43,333, and payments of $24,652 were made in 2014. At September 30, 2015 and December 31, 2014, respectively, the balance of $18,681 remains outstanding.

Note 5 – Convertible Notes Payable

At September 30, 2015 and December 31, 2014, convertible notes consisted of the following:

	September 30, 2015	December 31, 2014
Unsecured convertible notes payable.	$1,044,739	$1,084,319
Debt discount	(29,181)	(106,250)
Notes payable, net of discount	$1,015,558	$978,069

From 2007 to 2015, the Company issued Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,087,073 to various accredited investors. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from March 2008 to September 2016. The Company is currently in default of payment for Notes that matured in March 2008 through April 2015 in the aggregate principal amount of $959,330.

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

As of December 31, 2014, the balance of the Notes was $1,084,319. During the nine month ended September 30, 2015, the Company issued $59,000 of new unsecured convertible notes. During the nine months ended September 30, 2015, note holders converted $98,580 of principal and $2,287 of accrued interest into 806,743,562 shares of the Company’s common stock. At September 30, 2015, the principal balance of the Notes was $1,044,739.

As of December 31, 2014, the debt discount related to issuance of the Notes was $106,250. During the nine months ended September 30, 2015, the Company recorded debt discounts of $59,000, and recorded discount amortization of $136,069. As of September 30, 2015, debt discount was $29,181. The remainder of the valuation discount will be amortized as interest expense over the remaining term of the Notes.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

(Unaudited)

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

Note 6 – Derivative liabilities

Under authoritative guidance issued by the FASB instruments which do not have fixed settlement provisions, are deemed to be derivative instruments. The conversion feature of the Company’s convertible notes payable and liabilities payable in shares (described in Note 4 and 5 above) did not have fixed settlement provisions because the ultimate determination of shares to be issued could exceed current available authorized shares.

In accordance with the FASB authoritative guidance, the conversion feature of the financial instruments was separated from the host contract and recognized as a derivative instrument. The conversion feature of the financial instruments had been characterized as a derivative liability and was re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liability was valued at the following dates using a Black-Scholes-Merton model with the following assumptions:

	September 30, 2015	January to September, 2015 (Dates of Inception)	December 31, 2014
Conversion feature:
Risk-free interest rate	0.33%	.11%	0.03%
Expected volatility	511%	636%-756%	290%-959%
Expected life (in years)	0.25 -1 year	0.33-1 year	0.1-1.68 years
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$3,236,372	$213,577	$2,439,998

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company used its own stock’s volatility as the estimated volatility. The expected life of the conversion feature of the notes was based on the remaining terms of the financial instruments. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At December 31, 2014, the balance of the derivative liabilities was $2,439,998. As of September 30, 2015, the Company re-measured the derivative liabilities and determined the fair value to be $3,236,372. For the nine months ended September 30, 2015, the Company recorded a loss on the change in fair value of derivatives of $870,433. In addition, during the nine months ended September 30, 2015, convertible notes and accrued interest totaling $100,867 were converted into shares of common stock and the Company recorded a gain of $287,635 related to the extinguishment of the corresponding derivative liability.

Note 7 – Related Party Transactions

(A) Accounts Payable and Accrued Liabilities – Related Party

Since April 8, 2010 through September 30, 2015, management and board members have been advancing funds to the Company, paying expenses on behalf of the Company, and deferring salaries and consulting fees. As of September 30, 2015 and December 31, 2014, accounts payable and accrued liabilities due to board members and companies owned by board members totaled $425,861 and $385,677, respectively.

(B) Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the nine months ending September 30, 2015 and 2014 the amounts were $22,500 and $75,000 respectively.

(C) Notes Payable – Related Parties

The Company executed various promissory notes to related parties since inception. The balance of the outstanding notes at December 31, 2014 was $42,751. During the nine months ended September 30, 2015, notes were issued in the amount of $83,695 to related parties. The notes mature in 3 months to 1 year, are unsecured, and have interest rate at 6%, per annum. During the nine months ended September 30, 2015, the Company repaid $5,000 on notes to related parties. The balance of the outstanding notes at September 30, 2015 was $121,446. At September 30, 2015, the Company is in default on $61,446 of these notes.

Note 8 – Foreign Operations

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

Note 9 – Stockholders Deficit

Common Stock –

For the nine months ended September 30, 2015, 806,743,563 of Common Stock has been issued to the Holders of various convertible notes that converted $98,580 in principal and $2,288 in accrued interest.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

(Unaudited)

Note 10 – Commitments and Contingencies

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

During the nine months ended September 30, 2015, the Company did not issue any shares of common stock to Tarpon in connection with the agreement. During the nine months ended September 30, 2014, the Company issued 176,088,000 shares of common stock to Tarpon valued at $245,550, of which Tarpon received fees of $80,793 and $164,757 reduced past due accounts payable, leaving a balance owed to vendors of $354,525. At September 30, 2015 and December 31, 2014, the balance due of $354,525 is included in accounts payable and accrued liabilities on the accompanying balance sheets.

As part of the agreement with Tarpon, the Company issued to Tarpon two convertible notes aggregating $50,000, which were due in May 2014 and September 2014. At September 30, 2015 and December 31, 2014, the notes total $41,680 and are included in the balance of convertible notes payable, net of discount on the accompanying balance sheets. The notes are currently in default. At September 30, 2015, the amounts outstanding on the notes plus accrued interest was $47,134, and were convertible into 942,670,800 shares of the Company’s common stock.

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

Note 11 – Subsequent Events

On November 5, 2015 the Company signed a binding Letter of Intent with Camposagrado, Inc., the inventor of a hotel communications systems application or “App” under the trademark “F3TCH”. Under the terms of the binding Letter of Intent, STLK will license, on an exclusive basis, Camposagrado’s App to the hospitality industry worldwide. Camposagrado, Inc. is majority owned by Jose P. Quiros, the Company’s Chief Executive Officer. A definitive agreement should be reached by mid December 2015.

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

Plan of Operation

The Company’s efforts for the next 12 months are focused on the following three areas: (i) continuing efforts to pursue the proposed Power Purchase Agreement (“PPA”) to begin generating renewable wind energy in Costa Rica, (ii) the development of our telecommunications business focused on the distribution and sales of VoIP telecommunications equipment (“PBX Systems”); and (iii) the sale and commercialization of new software products.

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

At the time of this filing, there has been no movement from the government to allow any new private generation projects. The moratorium for the “study” is still in place with little hope of a fast resolution. This industry wide hold affects all companies, not just our project

PhoneSuite Solutions, Inc.

On May 29, 2014, the Board of Directors (the “Board”) of STL Marketing Group, Inc. (the “Company”) approved the formation of PhoneSuite Solutions, Inc. (“PSS”), as a Delaware corporation and a wholly owned subsidiary of the Company. On June 16, 2014, the Board approved the issuance of one-hundred (100) shares of common stock of PSS to the Company (the “Subsidiary Shares”). The Subsidiary Shares represent 100% of the authorized and outstanding shares of common stock of PSS.

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

Our progress on PhoneSuite was delayed for the better part of six months due to personal tragedies that affected our CEO, namely the death of his eldest son on April 2 and his wife on April 15. However, this past October, the Company did meet with a major chain to work on the overseas expansion and sale of the PhoneSuite branded equipment, equipment that has been approved for sale as an endorsed solution by that chain. The Company hopes to meet with CMP to better understand the technical parameters to duplicate the approved solution overseas and work on developing this overseas relationship through 2015 and 2016. Assuming the solution is transferable to overseas data centers, it is anticipated that the Company will begin quoting PhoneSuite’s cloud based solution for various projects in its assigned territory by year-end.

KINETOS Letter of Intent

On August 3, 2015 the Company entered into a Letter of Intent with a software developer, Kinetos, S.A.. The Company is exploring a variety of approaches to the US market for Kinetos’ products. Kinetos is a software developer that has been in business for several decades and has a long list of clients in Central America for its goods and services. The parties have agreed to attempt to complete a definitive agreement by year end.

Kinetos’ core product is an automated real time communications system driven by a smart flow algorithm with enhanced CRM like functions that automatically assist the client Company’s efforts to maintain a close intelligent relationship with the customer. This solution is both automated and scalable and includes push to text, email, call scheduling, mobile app push messages and full interaction etc. based on a Company’s business and processes. Kinetos’ smart flow follow-up system can be implemented in combination with its analytics product, integrated to other applications, or as a stand-alone. Kinetos also has some more “main stream” products ranging from Automated Campaign Managers, IVRs, Banking Call Logging, Contact Centers or Debt Collection Systems.

In addition to this core product, Kinetos has developed disruptive new software that integrates its existing products with a new and powerful Big Data algorithm based on machine learning. This combined suite of product sorts through a Company’s own metadata and predicts with very high accuracy, for instance, the cancellation of a service by an existing customer, and then takes proactive “intelligent” action through Kinetos’ follow up system. In short, the software can predict when a customer is going to cancel a service (e.g. cellular service) well before they do and give the service provider an opportunity to retain said customer.

Camposagrado, Inc. Binding Letter of Intent

On November 3, 2015, the Company entered into a binding Letter of Intent with Camposagrado, Inc. to exclusively license and commercialize Camposagrado’s patent pending Application or “App” to the worldwide hospitality industry (U.S. Pat. Application No. 14/877,595). This Application, trademarked as F3TCH, migrates the hotel guestroom telephone to a user’s smart device, including their smartphone or tablet, and will allow the guest to utilize their own smart device as their point of contact within the hotel’s communications platform during their stay at a “F3TCH compatible” hotel. The App is free to users and hotels and is monetized through the use of advertisements on the Application. The Company believes that this Application has a strong potential for revenue generation and plans to launch this product in the first half of 2016. This Letter of Intent, as well as any subsequent agreement, is a related party transaction (please see the Notes section for more information).

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

For the three months ended September 30, 2015 and 2014, the Company reported a net loss of $(169,147) and $(152,282), respectively. The change in net loss between the periods ended June 30, 2015 and 2014 is primarily due to the derivative liabilities.

Operating expenses decreased by roughly 40% during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The $61,890 decrease in operating expenses is primarily attributed to the following changes in operating expenses: increase in professional fees of $1,304 and decrease in general and administrative of $63,674 primarily related to the write off of deferred offering costs.

The Company has no revenues to date.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

For the nine months ended September 30, 2015 and 2014, the Company reported a net loss of $(1,327,103) and $(521,138), respectively. The change in net loss between the periods ended June 30, 2015 and 2014 is primarily due to an increase in the derivative liabilities.

Operating expenses decreased by roughly 26% during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The $133,623 decrease in operating expenses is primarily attributed to the following changes in operating expenses: decrease in professional fees of $139,833 due a decrease in outside services and increase in general and administrative of $5,730 primarily related to the write off of deferred offering costs and a decrease in overall operating expenses.

The Company has no revenues to date.

Liquidity and Capital Resources

As of September 30, 2015, we had a working deficit of $6,242,268 as compared to December 31, 2014 of $5,017,677, an increase of $1,224,591. The increase in working capital deficit for the period ended September 30, 2015, is primarily attributed to an increase in derivative liabilities of $796,374. In addition, the Company had an increase in liabilities related to accrued payables and expenses of $192,638, additional convertible notes, net of discount of $37,489 and in notes payable – related party of $78,695.

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014, was $(132,836) and $(312,172), respectively. The Net Loss for the nine months ended September 30, 2015 and 2014 was $(1,327,103) and $(521,138), respectively.

Net cash provided by investing activities for the nine months ended September 30, 2015 was $0, as compared to the nine months ended September 30, 2014 of $2,758.

Net cash provided by all financing activities for the nine months ended September 30, 2015 was $137,695, as compared to $314,000 for the nine months ended September 30, 2014. During the nine month period ended September 30, 2015, the Company sold notes for the proceeds of $59,000.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $1,327,103 and $135,124, respectively, for the nine months ended September 30, 2015.

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

SEC Subpoena

On, or about, July 22, 2014 the United States Securities Commission (“SEC”) delivered a subpoena to the Company for all information regarding an investigation of Tarpon Bay Partners, LLC. The Company provided the SEC with the requested material as directed.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by the item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2015 the Company issued the following shares of Common Stock:

● 129,272,559 of Common Stock to the Holder of a convertible note that converted $10,859 in principal and $0 in accrued interest for a convertible note with the maturity date of September 2014. All stock was issued during the second quarter.

● 272,148,657 of Common Stock to the Holder of a convertible note that converted $25,000 in principal and $1411 in accrued interest for a convertible note with the maturity date of August 2015. Of which, 19,127,704 shares were issued during the first quarter and 253,148,657 during second quarter.

● 243,341,755 of Common Stock to the Holder of various convertible notes that converted $43,530 in principal and $0 in accrued interest for a convertible note with the maturity date of March 2015. Of which, 43,180,986 shares were issued during the first quarter and 20,160,769 during second quarter.

● 62,700,592 of Common Stock to the Holder of various convertible notes that converted $10,100 in principal and $877 in accrued interest for a convertible note with the maturity date of March 2015. Of which, 14,626,426 shares were issued during the first quarter and 48,074,166 during second quarter.

● 99,280,000 of Common Stock to the Holder of various convertible notes that converted $9,091 in principal and $0 in accrued interest for a convertible note with the maturity date of May 2016. Of which, 8,450,000 shares were issued during the first quarter and 90,830,000 during second quarter.

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

These securities were not registered under the Securities Act of 1933 (the “Securities Act”). Unless otherwise noted, such issuance of securities was exempt from registration under the safe harbor provided by Regulation D Rule 506 and/or Section 4(a)(2) of the Securities Act. We made this determination in part based on the representations of investors, which included, in pertinent part, that such investors were sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D, and upon such further representations from the investors that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our determination is made based further upon our action of (a) making written disclosure to each Investor in the Subscription Agreement prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of the Company of any general solicitation or advertising for securities herein issued in reliance upon Regulation D Rule 506 and Section 4(a)(2) of the Securities Act.

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

STL Marketing Group, Inc.

Date: November 16, 2015	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	Chief Executive Officer
(Principal Executive Officer)

