Form 10-K/A
period 2014-12-31
STL Marketing Group, Inc.
filed 2015-12-11
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Additionally, the Agreement provides that PSS will develop the Territories at its cost and promote CMP’s brands, name and products consistently across the globe. PSS is an exclusive Strategic Ally for CMP’s products in the Territory , and under the Agreement, is the exclusive agent for PhoneSuite branded products in its assigned international Territory. The Agreement provides that, each year, PSS and CMP will mutually establish a sales quota for PSS to meet, with the first quota set for fiscal 2015.

At this time, internal work has been completed on both the structural necessities for this type of transactional business and the necessary training and certifications processes to ensure the proper infrastructure in instituting a process to establish dealers. Internal review of our accounting systems has also been completed and is now loaded and adapted to quoting, entering orders, and invoicing. PSS has adjusted its accounting system to properly create, manage, and collect from dealers. Dealers have their own unique identification and price levels, and the system can generate a quotation, convert the quotation to an order, and convert to an invoice once sold. Additionally, PSS has undergone both SIP School and PhoneSuite training programs, certifying it for both SIP and PhoneSuite installation and service. Furthermore, PSS has developed a business process to gather new potential dealer information and vet these prospects through credit agencies and a standard dealer contract to ensure dealers are inspected and contracted for the marketing, sale, installation, and support of PhoneSuite branded products.

To date, the Company has issued quotes to interested, potential customers for VoIP equipment. While there is no guarantee these quotes will be sold, it is an important milestone, as we believe this sales funnel does begin to indicate that we may have revenue in the near term, which we believe will help to establish a baseline to provide future goals based on previous sales.

We locate our customers in a variety of ways. As a dealer-based, business-to-business model, we establish dealers and support them, forward leads in their respective territories. The dealers in turn promote and generate marketing in their local territories to generate their own leads. All dealers are established businesses in the hospitality industry, so as clients need communications products they engage in the sales process. We estimate that within a few quarters our dealer channel will begin to produce sales on a regular, more consistent basis. We are introducing the brand to new markets, a process that has proven to be time-consuming. Additionally, CMP lists most major hotel chains as clients, so as they develop needs overseas, we receive those opportunities and reach out to them to provide sales support and any information required.

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

We have extended experience and a developed network of dealers around the world. Concerning our ongoing efforts, we expect to have the development as clients begin to purchase equipment and consider the brand for new projects outside original arenas. Often, hotel management companies and chains have other properties in geographically separated areas and those new opportunities already have service and installation partners that are dealers. Our plan is to utilize new opportunities to offer the installation and ongoing support contracts to the existing hotels, or to a local dealer already operating in the area, as an incentive to sign with us.

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

The regulatory environment in Costa Rica has proved to be unresponsive and capricious. Based on our dealings with their regulatory bodies, we have no reason to believe there is any timeframe in which we can expect to hear back regarding requests and the like. Consequently, there is uncertainty as to whether we will ever be able to pursue business opportunities there.

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

At the time of the original 10-K filing we intended to pursue business opportunities associated with Guanacaste lease. In the months since, we have been met with delays and non-performance that have prevented us from using the leased space at all, and consequently, we have elected not to pursue this further.

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

We believe that in 2016 PhoneSuite Solutions, Inc. will begin to generate revenue, add dealers, and follow through with our goal to gain financial independence. We are actively pursuing sales leads and are in discussion with at least one major chain to enlist PSS for all its overseas properties based on a master contract with CMP. Because our overhead is very small, we only need two or three sales each month to maintain profitability. We believe that this should ease dependence on fundraising over the near term and lessen our need for the current funding mechanisms.

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

	Common Stock (4)		Series A Preferred Stock (4)		Series B Preferred Stock (4)		Series C Preferred Stock (4)
Name and Address of Beneficial Owner (1)(2)	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	All Stock
Versant I, Inc. (3)	100,000,000	11.05%			1,400,000,000	100%			1,500,000,000	11.05% of Common Stock 100% of Series B Preferred Stock
José P. Quiros										0%
Jaime L. Kniep										0%
Pedro Quiros										0%
All Directors and Executive Officers as a Group	100,000,000	11.05%			1,400,000,000	100%				11.05% of Common Stock 100% of Series B Preferred Stock

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

Audit Committee Pre-Approval Policies and Procedures

As of December 31, 2014 we did not have an audit committee. Our board of directors pre-approved all services provided by our independent auditors

Item 15. Exhibits, Financial Statement Schedules

3.1	Amended and restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.1	Employment Agreement, dated October 15, 2012 by and between the Company and Jose Quiros (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.2	Employment Agreement, dated October 15, 2012 by and between the Company and Jaime L. Kniep (incorporated by reference to Exhibit 3102 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.3	Letter of Intent with SIEPAC (including English translation) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on December 9, 2013)

10.4	Letter of Interest from CNFL (incorporated by reference to Exhibit 10.4 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.5	Letter of Interest from Ex-Im Bank (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.6	Strategic Alliance and Distribution Agreement, dated June 26, 2014, by and between the Company and Call Management Products, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 10/A registration statement filed with the Securities and Exchange Commission on December 11, 2015)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

STL MARKETING GROUP, INC.

Date: December 11 , 2015	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	(Principal Executive Officer)
Chief Executive Officer

	By:	/s/ Jaime Kniep
Date: December 11 , 2015	Name:	Jaime Kniep
	Title:	(Principal Financial Officer)
(Principal Accounting Officer)
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose P. Quiros	Chief Executive Officer, Chairman	December 11 , 2015
Jose P. Quiros	(Principal Executive Officer)

/s/ Ing. Pedro P.Quiros	Director	December 11 , 2015
Ing. Pedro P.Quiros

/s/ Jaime Kniep	Chief Financial Officer, Director	December 11 , 2015
Jaime Kniep	(Principal Financial Officer) (Principal Accounting Officer)

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

