Form 10-K/A
period 2014-12-31
STL Marketing Group, Inc.
filed 2016-02-18
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Additionally, the Agreement provides that PSS will develop the Territories at its cost and promote CMP’s brands, name and products consistently across the globe. PSS is an exclusive Strategic Ally for CMP’s products in the Territory. The Agreement provides that, each year, PSS and CMP will mutually establish a sales quota for PSS to meet, with the first quota set for fiscal 2015. Costs associated with being a Strategic Ally include, but are not limited to, contacting, vetting, contracting with, and supporting overseas PhoneSuite dealers. This includes communications costs and travel expenses to support or meet with dealers. Additionally, we have paid for training on the product and related certifications, such as SIP training, to ensure we can support Tier 1 level technical questions. Dealers are responsible for support and installation onsite at hotels, and quote those services directly to the hotels. If we undertake installation, that figure would be part of our total quote and a paid-for service.

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

Additionally, the Agreement provides that PSS will develop the Territories at its cost and promote CMP’s brands, name and products consistently across the globe. PSS is an exclusive Strategic Ally for CMP’s products in the Territory, and under the Agreement, is the exclusive agent for PhoneSuite branded products in its assigned international Territory. The Agreement provides that, each year, PSS and CMP will mutually establish a sales quota for PSS to meet, with the first quota set for fiscal 2015. Costs associated with being a Strategic Ally include, but are not limited to, contacting, vetting, contracting with, and supporting overseas PhoneSuite dealers. This includes communications costs and travel expenses to support or meet with dealers. Additionally, we have paid for training on the product and related certifications, such as SIP training, to ensure we can support Tier 1 level technical questions. Dealers are responsible for support and installation onsite at hotels, and quote those services directly to the hotels. If we undertake installation, that figure would be part of our total quote and a paid-for service.

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

	Common Stock (4)		Series A Preferred Stock (4)		Series B Preferred Stock (4)		Series C Preferred Stock (4)
Name and Address of Beneficial Owner (1)(2)	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	All Stock
Versant I, Inc. (3)	100,000,000	11.05%			1,400,000,000	100%			1,500,000,000	11.05% of Common Stock 100% of Series B Preferred Stock
José P. Quiros (3)	100,000,000	11.05%			1,400,000,000	100%			1,500,000,000	11.05% of Common Stock 100% of Series B Preferred Stock
Jaime L. Kniep										0%
Pedro Quiros										0%
All Directors and Executive Officers as a Group	100,000,000	11.05%			1,400,000,000	100%				11.05% of Common Stock 100% of Series B Preferred Stock

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

(3) The shares held by Versant I, Inc. are owned by Jose P. Quiros, our Chief Executive Officer. All Shares controlled by José P. Quiros are held in the name of Versant I. Inc.

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

The shares of our Common Stock are not subject to any future call or assessment and all have equal voting rights. There are no special rights or restrictions of any nature attached to any of the shares of our Common Stock and they all rank at equal rate or “pari passu”, or each with the other, as to all benefits, which might accrue to the holders of the shares of our Common Stock. All registered shareholders are entitled to receive a notice of any general annual meeting to be convened.

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

Audit Committee Pre-Approval Policies and Procedures

As of December 31, 2014 we did not have an audit committee. Our board of directors pre-approved all services provided by our independent auditors

Item 15. Exhibits, Financial Statement Schedules

3.1	Amended and restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.1	Employment Agreement, dated October 15, 2012 by and between the Company and Jose Quiros (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.2	Employment Agreement, dated October 15, 2012 by and between the Company and Jaime L. Kniep (incorporated by reference to Exhibit 3102 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.3	Letter of Intent with SIEPAC (including English translation) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on December 9, 2013)

10.4	Letter of Interest from CNFL (incorporated by reference to Exhibit 10.4 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.5	Letter of Interest from Ex-Im Bank (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed with the Securities and Exchange Commission on July 30, 2013)

10.6	Strategic Alliance and Distribution Agreement, dated June 26, 2014, by and between the Company and Call Management Products, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 10/A registration statement filed with the Securities and Exchange Commission on December 10, 2015)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

STL MARKETING GROUP, INC.

Date: February 18, 2016	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	(Principal Executive Officer)
Chief Executive Officer

	By:	/s/ Jaime Kniep
Date: February 18, 2016	Name:	Jaime Kniep
	Title:	(Principal Financial Officer)
(Principal Accounting Officer)
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose P. Quiros	Chief Executive Officer, Chairman	February 18, 2016
Jose P. Quiros	(Principal Executive Officer)

/s/ Ing. Pedro P.Quiros	Director	February 18, 2016
Ing. Pedro P.Quiros

/s/ Jaime Kniep	Chief Financial Officer, Director	February 18, 2016
Jaime Kniep	(Principal Financial Officer) (Principal Accounting Officer)

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

