Form 10-K
period 2015-12-31
STL Marketing Group, Inc.
filed 2016-04-20
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of April 14, 2016, there were 995,394,273 shares of the registrant’s common stock issued and outstanding.

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

PART I

Item 1. Business.

General Information

Our business address is 10 Boulder Crescent, Suite 102, Colorado Springs, CO 80903. Our telephone number is (719) 219-5797 and our Internet website address is www.stlgroup.com. The information contained in, or that can be accessed through, our website is not part of this registration statement.

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

STL Marketing Group, Inc. has been trading on the OTC Market Pink Sheets under the symbol ‘STLK’ since April 2009.

OVERVIEW OF OUR RENEWABLE ENERGY BUSINESS

STL Marketing Group, Inc. (OTC: STLK), (the “Company”) is a Colorado corporation seeking to provide wind energy to the Costa Rican government from a wind power generation plant the Company intends to build and operate pursuant to a PPA (as defined in previous filings). Currently, Costa Rica has placed any new non-government renewable energy projects on an indefinite hold. The Company reported these developments but has not seen any resolution in country. As such, the Company will continue to monitor the political situation and when, and if, the political situation changes or allows for such a project as ours, we will renew efforts to pursue the PPA. Until this is resolved in the political arena, the Company will focus on its software applications efforts.

OVERVIEW OF OUR SOFTWARE / APPLICATIONS BUSINESS

In 2015, the Company pivoted towards technology. In late 2015, the Company signed two binding letters of intent, one for a mobile application named F3TCH and the second with KINETOS, S.A., a software developer and designer based in Costa Rica. The Company’s previous agreement with Call Management Products, Inc. is also in essence an application, an IP based hotel communications application. As envisioned two of these three software platforms will be sold on a business-to-business model with F3TCH being a hybrid application that requires acceptance and approval from hotel chains, for example, and conversion or downloads by end users.

PhoneSuite Solutions

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

To ensure an active and successful dealer program and sales funnel, we have begun the process of establishing our dealer network. In 2014, the Company has successfully signed three distribution agreements covering the United Arab Emirates and India, Barbados and Nigeria. The initial efforts over the past year, 2015, have been slow and creating the brand awareness has been more difficult than expected. New solutions like CMP’s cloud offering should alleviate some of the current challenges in our opinion. We believe PhoneSuite Solutions, Inc. will begin to generate revenue, add dealers, and follow through with our goal to gain financial independence in 2016.

Competition

Competitors vary by region. However, we believe our major competitors include Avaya, Shoretel, NEC, Mitel and Cisco. PSS is focused on providing newer technologies such as Voiceware (full VoIP) and the Series 2 (VoIP/ Analog hybrid) for its dealer business vertical as well as a new Voiceware cloud based offering.

Business Plan

PSS is focused on the promotion, marketing, and sales of two of PhoneSuite’s core products (i) Voiceware and (ii) the Series2. These products are already deployed in the United States, with PSS now developing the dealer channel to achieve sales revenues overseas. These products are VoIP Private Branch Exchange products, designed to provide a feature rich software based communications system to primarily hotels.

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

Item 1A. Risk Factors.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. For the year ended December 31, 2015, we incurred a net loss of $1,155,951 and used cash in operating activities of $165,880, and at December 31, 2015, we had a stockholders’ deficit of $6,047,343. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and other disclosure controls and procedures. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

The legal process has taken much longer than anticipated due to structural changes in the courts themselves. We do expect to be notified of a resolution soon. The funds in question are investor funds, so any funds returned would be returned to the investors themselves. This action was taken by the Company to try and resolve this overcharge of its subscription to Preferred Class A, while a private Company, on behalf of the investors.

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

The following table sets forth the range of available high and low bid quotations as reported on the OTCQB for the periods indicated.

Fiscal Year Ended December 31, 2014	High	Low
Quarter ended December 31, 2014	$.006	$.004
Quarter ended September 30, 2014	.0735	.003
Quarter ended June 30, 2014	.1575	.0165
Quarter ended March 31, 2014	.3555	.1155

Fiscal Year Ended December 31, 2015	High	Low
Quarter ended December 31, 2015	$.0001	$.0001
Quarter ended September 30, 2015	.0001	.0001
Quarter ended June 30, 2015	.0001	.0001
Quarter ended March 31, 2015	.0015	.0007

(b) Holders

As of April 14, 2016, a total of 995,394,273 shares of the Company’s common stock are currently outstanding held by approximately 195 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Rule 10B-18 Transactions

During the year ended December 31, 2015, there were no repurchases of the Company’s common stock by the Company.

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

Plan of Operation

The Company has reported the delays in private power generation in Costa Rica and its effects on the Company. At this time, there is no clear timing on when the government’s policies and views will change, if ever. As previously reported, the Company has significantly reduced or eliminated any expenditures or work in Costa Rica. If the delays in Costa Rica take much more time to resolve themselves, it is entirely possible that the Company will cease pursuing the Power Purchase Agreement. Information pertaining to these efforts can be found in previous filings.

As a result of the delays in Costa Rica, the Company has pivoted to technology, an area where executive management has significant expertise and sales experience. The Company’s efforts for the next 12 months are focused on software applications in the following three areas: (i) PhoneSuite Solutions overseas sale of VoIP telecommunications equipment (“PBX Systems”); (ii) the commercialization, sale and adoption of F3TCH, a mobile APP designed to enhance a hotel guests interaction within the hotel services worldwide; and (iii) the sale and commercialization of the Hound Software branded software platform comprised of Data Wrangling, Analytics, Automated Workflow and Telecommunications modules.

Due to the effect it had on operations, it is important to note that last year was personally difficult for everyone at the Company. As a very small company, there was an unavoidable delay in our efforts due to the personal tragedy that affected our team. On April 2, 2015, the eldest son of the CEO died at the United States Air Force Academy, six weeks from graduating with honors with an astronautics degree. Less than a few weeks later, on April 15th, the CEO’s wife went missing. She was found three days later in the mountains, deceased. These people were either family or very close to everyone at the Company. While we continued operations and made every attempt to push through, the effect on our progress, or lack thereof, was marked and significant.

PhoneSuite Solutions, Inc.

Our latest efforts have been producing a lot of activity and interest. We are continuing to add new dealers to bolster our presence in key areas. We are currently working to create a structure that will help garner more sales activity from our existing dealer base, e.g. quotes, meetings, demos etc. In addition, our goal is to further the US focused brand overseas, which Call Management Products, Inc (“CMP” d/b/a Phonesuite) claims to have installed five thousand systems since its inception (North America). Our meeting with a major US chain this past October, was positive and we are now working that hotel’s pipeline lists for various opportunities.

On the technology front, we have finalized our cloud infrastructure to be able to provide the contracted features to overseas properties, as required by one of CMP’s contracted partners- Hilton Hotels Worldwide. We chose Amazon’s Web Services for this deployment and look forward to pursuing new business opportunities for this with other chains, overseas. AWS is a very reliable, redundant and a powerful infrastructure from which to deliver the PhoneSuite product. While we feel confident we can go to market with this structure, we caution that adoption by hotels for a cloud-based service has not gained as much momentum as in the generic business community. However, it is a contractual requirement for Hilton and we do have a premise based IP solution available that is already working and in properties here in the USA (though CMP). Please note that CMP is a separate company and not related to STL Marketing Group, Inc.

F3TCH- “Hotel Phones Just Got a Whole Lot Smarter”

On November 5, 2015 the Company entered into a binding Letter of Intent with Camposagrado, Inc. to market and commercialize Camposagrado’s patent pending Application or “APP”. This Application, trademarked as F3TCH, migrates the hotel guestroom telephone to a user’s smart device, including their smartphone or tablet and will allow the guest to utilize their own smart device as their point of contact within the hotel’s communications platform during their stay at a “F3TCH compatible” hotel. The App is intended to be free to users and hotels and is monetized through the placement of advertisements on the Application.

Hound Software

On August 3, 2015 the Company entered into a Letter of Intent with a software developer, Kinetos, S.A.. The Board of Directors is reviewing documentation to implement the Letter of Intent in a more formal manner between the partners. The KINETOS software platform is being branded under the name Hound Software. The Company will release information on this as soon as it is available. We look forward to making this public.

Management and legal counsel have reviewed previous agreements and believe, pursuant to the Stock Purchase and Share Exchange Agreement effective as of January 31, 2009 (the “2009 Agreement”) entered into by the Company (then known as Image Worldwide, Inc., a Colorado corporation). Image Worldwide Marketing, Inc., a Delaware corporation and subsidiary of the Company (“Image Worldwide Marketing Delaware”), and St. Louis Packaging, Inc., an Illinois corporation, that Image Worldwide Delaware should have assumed all liabilities of the Company as of or prior to the 2009 Agreement. Management believes this amounts to $308,333 of debt (including $265,000 of convertible debt), plus its related interest and derivatives. The Company is currently reviewing and weighing its options and will proceed accordingly. At December 31, 2015 and 2014 this debt is included on the accompanying consolidated financial statements.

For the years ended December 31, 2015 and 2014

For the period ended December 31, 2015 and 2014, the Company reported a net loss of $(1,155,951) and $(220,734), respectively. The change in net loss between the periods ended December 31, 2015 and 2014 is primarily due to a decrease in the derivative liabilities.

Operating expenses decreased by $344,563 during the period ended December 31, 2015, as compared to the period ended December 31, 2014. This decrease in operating expenses is primarily attributed to the following changes in operating expenses: decrease in professional fees of $258,069 due a decrease in outside services and a decrease in general and administrative of $91,494 due to a decrease in offering cost expense in 2015 compared to 2014 and a decrease in overall operating expenses.

The Company has no revenues to date.

Liquidity and Capital Resources

As of December 31, 2015, we had a working deficit of $6,048,478 as compared to December 31, 2014 of $5,101,747, an increase of $946,731. The increase in working capital deficit for the period ended December 31, 2015, is primarily attributed to an increase in derivative liabilities of $597,502. In addition, the Company had an increase in liabilities related to accrued payables and expenses of $241,980, and in notes payable - related party of $107,571.

Net cash used in operating activities for the period ended December 31, 2015 and 2014, was $(165,880) and $(286,175), respectively. The Net Loss for the period ended December 31, 2015 and 2014 was $(1,155,951) and $(220,734), respectively.

Net cash provided by investing activities for the period ended December 31, 2015 was $0, as compared to the period ended December 31, 2014 of $2,758.

Net cash provided by all financing activities for the period ended December 31, 2015 was $166,571, as compared to $282,802 for the period ended December 31, 2014. During the period ended December 31, 2015, the Company sold notes for the proceeds of $59,000.

At December 31, 2015, the Company had cash on hand for $793. Management estimates that the current funds on hand will not be sufficient to continue operations. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements begin on page F-1 at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 6, 2015 the Company dismissed Rosenberg Rich Baker Berman & Company (“RRBB”) as its independent registered public accounting firm. None of the reports of RRBB on the Company’s financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited financial statements contained in its Form 10-K for the year ended December 31, 2013 and December 31, 2014, contained a going concern qualification in the Registrant’s audited financial statements.

During the two most recent fiscal years and any subsequent interim period preceding RRBB’s dismissal, there were no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of RRBB concerning the subject matter of each of such disagreements would have caused them to make reference thereto in their report on the financial statements.

On August 6, 2015, the Company’s Board of Directors approved the engagement of Weinberg & Company, PA (“Weinberg”), as the Company’s independent registered public accounting firm, to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2014 and 2013, and any subsequent interim period through August 6, 2015, neither the Company nor anyone acting on its behalf consulted with Weinberg regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Registrant, or the type of audit opinion that might be rendered by Weinberg on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement with RRBB or a reportable event with respect to RRBB.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2015, it had material weaknesses in its internal control procedures.

As of December 31, 2015, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses, which are set forth below:

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31, 2015, we have undertaken the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 14, 2016.

Name	Age	Position
Jose P. Quiros	48	Chief Executive Officer, Chairman

Jaime L. Kniep	39	Chief Financial Officer, Director

Ing. Pedro P. Quiros	77	Director

Jose P. Quiros, age 48, Chief Executive Officer, Chairman

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

Ing. Pedro P. Quiros, age 77, Director

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

Jaime L. Kniep, age 39, Chief Financial Officer, Director

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2015, were timely.

Code of Ethics

The Company has had a Code of Ethics since the merger and has this Code posted on its website along with its Corporate Governance documents.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2015, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary $)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jose P. Quiros President & CEO(1)	2015	$130,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$130,000
	2014	$130,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$130,000
	2013	$130,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$130,000
	2012	$130,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$130,000

Jaime L. Kniep Chief Financial Officer(2)	2015	$100,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$100,000
	2014	$100,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$100,000
	2013	$100,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$100,000
	2012	$100,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$100,000

(1)	The following amounts were accrued $124,000, $72,231, $82,820, $125,000, for 2015, 2014, 2013 and 2012, respectively.

(2)	The following amounts were accrued $47,350, $91,569, $55,000, $95,000 for 2015, 2014, 2013 and 2012, respectively.

We currently do not have any retirement, pension, profit-sharing, stock options or insurance programs for the benefit of our employees.

Members of the Company’s Board of Directors receive a stipend of $100 per meeting per director.

Currently, the Company does not have an equity incentive plan and therefore has no outstanding equity awards as of April 14, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock and Preferred Stock as of April 14, 2016, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed on the following page possess sole voting and investment power with respect to their shares.

	Common Stock (4)		Series A Preferred Stock (4)		Series B Preferred Stock (4)		Series C Preferred Stock (4)
Name and Address of Beneficial Owner (1)(2)	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	All Stock
Versant I, Inc. (3)	6,666,667	0.66%			1,400,000,000	100%			1,406,666,667	0.66% of Common Stock 100% of Series B Preferred Stock
All Directors and Executive Officers as a Group	6,666,667	0.66%			1,400,000,000	100%			1,406,666,667	0.66% of Common Stock 100% of Series B Preferred Stock

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

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 995,394,273 shares of common stock, 1,800,000 shares of Series A Preferred Stock, 1,400,000,000 shares of Series B Preferred stock and 0 shares of series C Preferred Stock, respectively, issued and outstanding as of April 14, 2016 including securities exercisable or convertible into shares of Common Stock within sixty (60) days hereof for each stockholder.

(3) The shares held by Versant I, Inc. are owned by Jose P. Quiros, our Chief Executive Officer.

(4) The Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have voting rights of 1 vote per share, 1 vote per share, 1.6 votes per share and 0 votes per shares, respectively.

General

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 4,001,925,000 shares of capital stock, of which 2,600,000,000 are shares of common stock, par value $0.001 per share (the “Common Stock”), and 1,800,000 are shares of Series A preferred stock, par value $1.00 per share, 1,400,000,000 are shares of Series B preferred stock, par value $0.001 per share, and 125,000 are shares of Series C preferred stock, par value $0.001 per share (collectively the “Preferred Stock”). As of April 14, 2016, 995,394,273 shares of Common Stock, 1,800,000 shares of Series A Preferred Stock, and 1,400,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

Series A Convertible Preferred Stock

As of April 14, 2016, 1,800,000 shares of our Series A Preferred Stock (the “Series A Preferred”) have been designated, of which 1,800,000 are issued and outstanding and held by five shareholders. Each share of the Series A Preferred has one vote per share and the holder(s) of the Series A Preferred shall have the right to vote with the holders of the Company’s Common Stock on all matters that are submitted to the Company’s stockholders. Each share of the Series A Preferred Stock shall be entitled to a 10% preferred annual dividend on Par ($0.10 per share) non-cumulative on any dividends, whether ordinary or liquidating that may be declared or paid by this Company. At the option of the holder of the Series A Preferred, each share of the Series A Preferred may be converted into the Company’s common stock at any time and from time to time after March 1, 2018. The Series A Preferred does not contain any sinking fund provisions.

Series B Preferred Stock

As of April 14, 2016, 1,400,000,000 shares of our Series B Preferred Stock have been designated, of which all are issued and outstanding and held by one shareholder. Each share of the Series B Preferred Stock (the “Series B Preferred”) shall have a 1.6 votes per share and shall be entitled to any non-preferred dividends, whether ordinary or liquidating, that may be declared or paid by the Company. The Series Preferred do not have contain any sinking fund provisions and have no conversion rights.

Series C Convertible Preferred Stock

As of April 14, 2016, 125,000 shares of our Series C Preferred Stock (the “Series C Preferred”) have been designated, of which none are currently issued and outstanding. The Series C Preferred do not have voting rights and are not entitled to any dividends. The Series C preferred do not contain any sinking fund provisions.

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

Holders

As of April 14, 2016, we have 995,394,273 shares of our common stock par value, $0.001, issued and outstanding. There are approximately 195 holders of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Director, Mr. Ing. Pedro P. Quiros is the father of our Chief Executive Officer, Mr. Jose P. Quiros.

The Company incurred consulting expenses to a company, which is owned by Pedro P. Quiros, a board member, and for the fiscal year ended December 31, 2015 and 2014, the amounts were $37,500 and $75,000, respectively. These consulting expenses correlate to the monitoring and lobbying on behalf of the Company’s wind power generation plans in Costa Rica.

The Company executed various promissory notes to related parties since inception. New notes were issued for the year ending December 31, 2015.

The notes had the following range of terms:

●	Maturing in 3 months to 1 year;

●	Non-interest bearing

●	Unsecured

●	Default interest rate at 6%, per annum;

During the year ended December 31, 2015 and December 31, 2014, the Company repaid $5,000 and $34,071, respectively leaving a balance of $150,322 and $42,751 respectively.

The Company is currently in default on $71,446 of these notes.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The aggregate audit fees billed during the fiscal years ended December 31, 2015 and 2014 were $47,500 and $36,650, respectively.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate tax fees billed for the fiscal years ended December 31, 2015 and 2014 were $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

As of December 31, 2015 we did not have an audit committee. Our board of directors pre-approved all services provided by our independent auditors

PART IV

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

STL MARKETING GROUP, INC.

Date: April 20, 2016	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	(Principal Executive Officer)
Chief Executive Officer

	By:	/s/ Jaime Kniep
Date: April 20, 2016	Name:	Jaime Kniep
	Title:	(Principal Financial Officer)
(Principal Accounting Officer)
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose P. Quiros	Chief Executive Officer, Chairman	April 20, 2016
Jose P. Quiros	(Principal Executive Officer)

/s/ Ing. Pedro P.Quiros	Director	April 20, 2016
Ing. Pedro P.Quiros

/s/ Jaime Kniep	Chief Financial Officer, Director	April 20, 2016
Jaime Kniep	(Principal Financial Officer) (Principal Accounting Officer)

STL Marketing Group, Inc. & Subsidiaries

Consolidated Financial Statements

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STL Marketing Group, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of STL Marketing Group, Inc. & Subsidiaries (the “Company”) as of December 31, 2015 and 2014 (restated), and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ending December 31, 2015, and the related restated consolidated statements of operations, stockholders’ deficit, and cash flows for the year ending December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the 2014 consolidated financial statements have been restated to correct a misstatement.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2015, the Company incurred a net loss and utilized cash flows in operations, and at December 31, 2015, had a shareholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg and Company, P.A.

Los Angeles, California

April 20, 2016

STL Marketing Group, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
		(Restated)
Assets

Current Assets
Cash	$793	$102
Total Current Assets	793	102

Property and Equipment, net	-	5,755

Other Assets
Security deposits	1,135	1,135

Total Assets	$1,928	$6,992

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities, including $750,470 and $579,120 salaries due to officers, respectively	$1,322,834	$1,080,854
Accrued liabilities and accounts payable - related party	436,123	385,677
Notes payable - related party	150,322	42,751
Liabilities payable in shares	114,500	114,500
Notes payable	60,000	60,000
Convertible notes payable, net of discount	927,992	978,069
Derivative liabilities	3,037,500	2,439,998
Total Liabilities	6,049,271	5,101,849

Commitments and Contingencies

Stockholders’ Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value, 1,800,000 Shares Authorized, 1,800,000 Shares Issued and outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 910,305,734 Shares Issued and Outstanding at December 31, 2015, 59,763,617 Issued and Outstanding at December 31, 2014	910,306	59,764
Additional paid in capital	(2,675,428)	(2,028,351)
Accumulated Deficit	(7,482,221)	(6,326,270)
Total Stockholders’ Deficit	(6,047,343)	(5,094,857)

Total Liabilities and Stockholders’ Deficit	$1,928	$6,992

See accompanying notes to the consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Consolidated Statements of Operations

	For the Year Ending
	December 31, 2015	December 31, 2014
		(Restated)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Compensation	248,304	243,304
Professional fees	110,589	368,658
Selling, general and administrative including $37,500 and $75,000, to related parties, respectively	44,192	135,686
Total operating expenses	403,085	747,648

Loss from operations	(403,085)	(747,648)

Other income (expense):
Interest expense, including $10,210 and $ 2,392 to related parties	(214,362)	(513,712)
Interest expense - Tarpon Bay Partners	-	(83,428)
Change in fair value of derivative liabilities	(675,045)	1,369,729
Gain on extinguishment of derivative liabilities	291,118	280,158
Private placement costs	(154,577)	(525,833)

Other income (expense) - net	(752,866)	526,914

Net Loss	$(1,155,951)	$(220,734)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	586,638,334	237,058,602

See accompanying notes to the consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries
Consolidated Statements of Stockholders’ Deficit
For the years ending December 31, 2015 and 2014

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		APIC	Discount on	Common Stock, Class B Par Value $0.001		APIC
	Shares	Amount	Shares	Amount	Preferred Stock	Preferred Stock	Shares	Amount	Common Stock	Deficit	Total

Balance January 1, 2014	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$(232,000)	$(2,466,999)	9,281,568	$9,282	$204,718	$(6,105,536)	$(5,390,535)

Reclassification					232,000	2,466,999			(2,698,999)		-

Shares issued for services and payment of fee							1,991,944	1,991	115,649		117,640

Shares issued for conversion of notes							33,797,238	33,798	118,240		152,038

Shares issued to Tarpon Bay Partners							14,692,867	14,693	232,041		246,734

Net Loss	-	-	-	-	-	-	-	-	-	(220,734)	(220,734)

Balance, December 31, 2014	1,800,000	1,800,000	1,400,000,000	1,400,000	-	-	59,763,617	59,764	(2,028,351)	(6,326,270)	(5,094,857)

Adjustment for reverse stock split							622

Shares of stock issued for conversion of convertible notes							850,541,495	850,542	(647,077)		203,465

Net Loss										(1,155,951)	(1,155,951)
Balance, December 31, 2015	1,800,000	$1,800,000	1,400,000,000	$1,400,000	$-	$-	910,305,734	$910,306	$(2,675,428)	$(7,482,221)	$(6,047,343)

See accompanying notes to the consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2015	December 31, 2014
		(Restated)
Cash Flows From Operating Activities:
Net Loss	$(1,155,951)	$(220,734)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,755	2,115
Stock based compensation	-	117,640
Deferred offering costs	-	84,070
Amortization of debt discount	151,097	407,398
Change in fair value of derivative liabilities	675,045	(1,369,729)
Private placement costs	154,577	525,833
Amortization of deferred offering costs	-	15,930
Interest Expense - Tarpon Bay Partners	-	83,428
Gain on extinguishment of derivative liabilities	(291,118)	(280,158)
Changes in operating assets and liabilities:		-
Accounts payable and accrued liabilities	244,269	286,607
Accounts payable - related party	50,446	61,425
Net Cash Used in Operating Activities	(165,880)	(286,175)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(640)
Security deposits	-	3,398
Net Cash Provided by Investing Activities	-	2,758

Cash Flows From Financing Activities:
Proceeds from related party notes payable	112,571	2,873
Payment of related party notes payable	(5,000)	(34,071)
Proceeds from convertible notes	59,000	314,000
Net Cash Provided by Financing Activities	166,571	282,802

Net increase (decrease) cash	691	(615)

Cash at beginning of period	102	717

Cash at end of period	$793	$102

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible notes into common stock	$201,175	$142,181
Conversion of accrued interest on convertible note into common stock	$2,288	$-
Note payable issued for deferred offering costs	$-	$25,000
Common stock issued for fees	$-	$50,000
Liabilities settled in connection with the Liabilities Purchase Agreement	$-	$165,447

See accompanying notes to the consolidated financial statements

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 – Nature of Operations

Nature of Operations

STL Marketing Group, Inc., the “Company”, has several business operations. The Company’s initial focus, renewable energy, is currently on hold due to political delays in this industry in Costa Rica. The Company has pivoted to technology, a core competency of its senior management team. The Company has sales and marketing operations in: (1) PhoneSuite Solutions, an IP PBX product for the hospitality industry (2) F3TCH, a patent pending technology, that virtualizes the hotel guest room telephone to a guest’s smart phone or device.

STL Marketing Group, Inc. (the “Company,” “our Company,” “we,” “us,” “our,” or “STL,” was incorporated under the laws of the State of Colorado on February 16, 1999 under the original name of Fountain Colony Ventures, Inc. Fountain Colony Ventures, Inc. changed its name to SGT Ventures, Inc. in March 2006. In June 2006, SGT Ventures, Inc. changed its name to Stronghold Industries, Inc. On October 30, 2007, Stronghold Industries, Inc. entered into a share purchase and exchange agreement with Image Worldwide, Inc. The Company name was officially changed with the Secretary of State to Image Worldwide, Inc. (“Image Worldwide”) on November 21, 2007. Image Worldwide entered into a share exchange agreement with St. Louis Packaging Inc. and Image Worldwide Marketing, Inc., a Delaware corporation, on January 31, 2009. On November 27, 2009 the Company entered into an asset purchase agreement to sell all of its assets to Invicta Group, Inc., a Nevada corporation. In April 2009, the Company changed its name to STL Marketing Group, Inc. On October 15, 2012, the Company transferred ownership to Versant I, Inc., a Panamanian company owned by the current CEO. On February 4, 2013 the Company entered into a share exchange and merged with Versant Corporation, a Delaware company whereby Versant became the Company’s wholly owned operating subsidiary. The transaction was accounted for as a reverse merger.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2015, the Company incurred a net loss of $1,155,951, used cash in operations of $165,880, and at December 31, 2015, had a stockholders’ deficit of $6,047,343. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2015, the Company had cash on hand in the amount of $793. Management estimates that the current funds on hand will not be sufficient to continue operations. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

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

Note 2 – Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The more significant estimates and assumptions by management include, among others, the accrual of potential liabilities, and the assumptions used in valuing derivatives and share-based instruments issued for services and financing. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, which ranges from three to seven years. The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. The Company had no such impairments at December 31, 2015 and 2014.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

As of December 31, 2015 and December 31, 2014, the Company’s consolidated balance sheets included the fair value of derivative liabilities of $3,037,500 and $2,439,998, respectively, which was based on Level 2 measurements.

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Net Loss per Common Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.

At December 31, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

Common stock equivalents are as follows:

	December 31, 2015	December 31, 2014

Convertible Debt	26,317,577,848	151,220,118
Liability to be paid in shares	545,000,000	2,422,222
Liability to be paid in shares (30% discount)	1,016,669,714	4,289,961
Common stock equivalents	27,879,247,562	157,932,301

Advertising and Marketing Costs

Marketing costs are expensed as incurred and are included in selling, general, and administrative expenses. For the years ended December 31, 2015 and 2014, marketing expenses were $7,187 and $82,048, respectively.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Reclassification

In presenting the Company’s consolidated statements of stockholders’ deficit for the year ended December 31, 2014, the Company presented ($232,000) of additional paid in capital –preferred stock and ($2,466,999) of discount on preferred stock. In presenting the Company’s consolidated statement of stockholders’ deficit in the accompanying consolidated financial statements, the Company has reclassified the ($232,000) and ($2,466,999) to additional paid in capital. There was no effect on total assets, total liabilities, total equity, or net loss.

Note 3 – Restatement of Prior Periods

For the year ended December 31, 2014, it was determined that the Company had previously recorded $354,920 related to issuance of shares of common stock where the par value of those shares in excess of their fair value had been recorded as an expense and not a reduction of additional paid in capital, had previously recorded a gain of $280,158 on the extinguishment of a derivative liability related to debt as additional paid in capital, and not recorded an expense of $84,070 for a previously recorded prepaid asset related to professional fees of an abandoned offering. The following sets forth the significant effects of the aforementioned restatement to the Company’s consolidated financial statements as of December 31, 2014:

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

December 31, 2015 and 2014

	December 31, 2014 As Previously Reported	2014 Adjustment	December 31, 2014 As Restated	Reference
Balance Sheet
Current Assets	$84,172	$(84,070)	$102	[1]
Total Assets	$91,062	$(84,070)	$6,992

Accounts payable and accrued expenses	$1,447,850		$1,447,50
Convertible Notes, net of discount	978,069		$978,069
Other	235,932		$235,932
Derivative Liabilities	2,439,998		$2,439,998
Total Liabilities	$5,101,849		$5,101,849

Preferred Stock and common stock	3,259,764		3,259,764
Additional Paid in Capital-Preferred	(2,698,999)	2,698,999	-	[4]
Additional Paid in Capital	1,305,726	(354,920) (280,158) (2,698,999)	(2,028,351)	[2], [3], [4]
Accumulated Deficit	(6,877,278)	551,008	(6,326,270)
Total Shareholders’ Deficit	5,010,787	(84,070)	(5,094,857)
Total Liabilities & Stockholders’ Deficit	$91,062	$(84,070)	$6,992
Statement of operations
Total operating expenses	$663,579	$84,070	$747,648	[1]

Interest expense	(461,234)	354,920	(106,314)	[2]
Interest expenses-discount on notes	(407,398)	-	(407,398)
Interest expense - Tarpon Bay Partners	(83,428)	-	(83,428)
Change in fair value of derivative liabilities	1,369,729		1,369,729
Derivative expense	(525,832)	-	(525,832)
Gain on extinguishment of derivative	-	280,158	280,158	[3]

Net loss	$(771,742)	$551,008	$(220,734)
Net loss per share, basic and diluted	$(0.03)	(0.00)	$(0.03)

For the year ended December 31, 2014, the net cash used in operations of $(286,175), net cash provided by investing activities of $2,758, and net cash provided by financing activities of $282,802 as previously reported have not changed, therefore the statement of cash flows information is omitted.

The restatements to the financial statements for the year ended December 31, 2014 are as follows:

1.	Expense deferred offering costs for professional fees on abandoned financing.
2.	To adjust $354,920 related to issuance of shares of common stock where the par value of those shares in excess of their fair value was previously recorded as an expense and not a reduction of additional paid in capital.
3.	Correct the accounting for the extinguishment of derivative liabilities due to conversion of debt originally accounted for as additional paid capital adjustment
4.	Reclassification of additional paid in capital to conform the 2014 to the 2015 presentation.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

December 31, 2015 and 2014

Note 4 – Liabilities Payable in Shares

In August 2012, the Company executed a consulting agreement with a third party to provide various services. Under the terms of the agreement, the consultant would be paid $10,000 per month for six months in the form of free trading shares. The share total is computed as follows: earned compensation will accrue interest at 6%, and accrued compensation will be convertible into 70% of the average of the lowest three closing bid prices of the 20 days preceding any conversion. At December 31, 2015 and 2014, a balance of $60,000 remains outstanding and at December 31, 2015, is convertible into 1,016,669,714 shares of Common Stock.

In January 2014, the Company executed a three-month consulting agreement with a third party to provide strategic planning matters. The consultant would be paid $15,000 per month for three months in the form of restricted common stock, using the average of the last five trading days of the month. As of December 31, 2015 and 2014, a balance of $15,000 remains outstanding and at December 31, 2015, is convertible into 150,000,000 shares of Common Stock.

In February 2014, the Company engaged an attorney as counsel. According to the engagement contract, a portion of the fees due to the attorney would be paid in restricted common shares. As of December 31, 2015 and 2014, the Company has fees payable in the amount of $39,500, which at December 31, 2015 is convertible into 395,000,000 shares of Common Stock.

Note 5 – Notes Payable

	December 31, 2015	December 31, 2014
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. At December 31, 2015 and 2014, this note is in default.	$50,000	$50,000
In March 2011, third parties loaned the Company $10,000 under a demand note bearing zero interest. The note was acquired in the merger and at December 31, 2015 and 2014 is in default.	10,000	10,000
	$60,000	$60,000

Note 6 – Convertible Notes Payable

At December 31, 2015 and December 31, 2014, convertible notes consisted of the following:

	December 31, 2015	December 31, 2014
Unsecured convertible notes payable	$942,144	$1,084,319
Debt discount	(14,152)	(106,250)
Notes payable, net of discount	$927,992	$978,069

From 2009 to 2015, the Company issued Convertible Promissory Notes (“Notes”) to various accredited investors. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from February 2010 to September 2016. The Company is currently in default of payment for Notes that matured in February 2010 through July 2015 in the aggregate principal amount of $893,330.

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

December 31, 2015 and 2014

As of December 31, 2014, the balance of the Notes was $1,084,319. During the year ended December 31, 2015, the Company issued $59,000 of new unsecured convertible notes. During the year ended December 31, 2015, note holders converted $201,175 of principal and $2,288 of accrued interest into 850,541,495 shares of the Company’s common stock. At December 31, 2015, the principal balance of the Notes was $942,144.

As of December 31, 2014, the debt discount related to issuance of the Notes was $106,250. During the year ended December 31, 2015, the Company recorded debt discounts of $59,000, and recorded discount amortization of $151,098. As of December 31, 2015, debt discount was $14,152. The remainder of the valuation discount will be amortized as interest expense over the remaining term of the note of one year.

As of December 31, 2013, the balance of the Notes was $882,000. During the year ended December 31, 2014, the Company issued $344,500 of new unsecured convertible notes, of which $314,000 were issued for cash. During the year ended December 31, 2014, note holders converted $142,181 of principal and $9,857 of accrued interest into 33,797,238 shares of the Company’s common stock. At December 31, 2014, the principal balance of the Notes was $1,084,319.

As of December 31, 2013, the debt discount related to issuance of the Notes was $184,312. During the year ended December 31, 2014, the Company recorded debt discounts of $329,336, and recorded discount amortization of $407,398. As of December 31, 2014, debt discount was $106,250.

The Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, the Company determined that instruments with floor prices ranging from $0.004 to $0.015 were de minimus and in substance not indexed to the Company’s own stock. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance (See Note 7).

Management and legal counsel have reviewed previous agreements and believe, pursuant to the Stock Purchase and Share Exchange Agreement effective as of January 31, 2009 (the “2009 Agreement”) entered into by the Company (then known as Image Worldwide, Inc., a Colorado corporation). Image Worldwide Marketing, Inc., a Delaware corporation and subsidiary of the Company (“Image Worldwide Marketing Delaware”), and St. Louis Packaging, Inc., an Illinois corporation, that Image Worldwide Delaware should have assumed all liabilities of the Company as of or prior to the 2009 Agreement. Management believes this amounts to $308,333 of debt (including $265,000 of convertible debt), plus its related interest and derivatives. The Company is currently reviewing and weighing its options and will proceed accordingly. At December 31, 2015 and 2014 this debt is included on the accompanying consolidated financial statements.

Note 7 – Derivative Liabilities

Under authoritative guidance issued by the FASB debt instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments. The conversion feature of the Company’s convertible notes payable and liabilities payable in shares (described in Note 5 and 6 above) did not have fixed settlement provisions because the ultimate determination of shares to be issued could exceed current available authorized shares.

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

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	December 31, 2015	January to December, 2015 (Dates of Inception)	December 31, 2014
Conversion feature:
Risk-free interest rate	0.33%	.11%	0.03%
Expected volatility	262%-549%	636%-756%	290%-959%
Expected life (in years)	0.25 -1 year	0.33-1 year	0.1-1.68 years
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$3,037,500	$213,577	$2,439,998

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

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

December 31, 2015 and 2014

At December 31, 2014, the balance of the derivative liabilities was $2,439,998. During the year ended December 31, 2014, the Company recorded additional derivative liabilities of $213,575. In addition, during the period ended December 31, 2015, convertible notes and accrued interest totaling $203,465 were converted into shares of common stock and the Company recorded a gain of $291,118 related to the extinguishment of the corresponding derivative liability. As of December 31, 2015, the Company re-measured the derivative liabilities and determined the fair value to be $3,037,500, and for the year ended December 31, 2015, recorded a loss on the change in fair value of derivatives of $675,045.

At December 31, 2013, the balance of the derivative liabilities was $3,250,672. During the year ended December 31, 2014, the Company recorded additional derivative liabilities of $839,213. In addition, during the period ended December 31, 2015, convertible notes and accrued interest totaling $152,038 were converted into shares of common stock and the Company recorded a gain of $280,158 related to the extinguishment of the corresponding derivative liability. As of December 31, 2015, the Company re-measured the derivative liabilities and determined the fair value to be $2,439,998, and for the year ended December 31, 2015, recorded a gain on the change in fair value of derivatives of $1,369,729.

Note 8 – Related Party Transactions

(A) Accounts Payable and Accrued Liabilities – Related Party

Since April 8, 2010 through December 31, 2015, management and board members have been advancing funds to the Company, paying expenses on behalf of the Company, and deferring salaries and consulting fees. As of December 31, 2015 and December 31, 2014, accounts payable and accrued liabilities due to board members and companies owned by board members totaled $436,123 and $385,677, respectively, these amounts are unsecured, non-interest bearing, and due on demand.

(B) Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the period ending December 31, 2015 and 2014 the amounts were $37,500 and $75,000 respectively.

(C) Notes Payable – Related Parties

The Company executed various promissory notes to related parties since inception. The balance of the outstanding notes at December 31, 2013 was $73,949. During the year ended December 31, 2014, notes were issued for $2,873 to related parties, and the Company repaid $34,071 of notes to related parties. The notes mature in 3 months to 1 year, are unsecured, and have interest rate at 6%, per annum. The balance of the outstanding notes at December 31, 2014 was $42,751.

During the year ended December 31, 2015, notes were issued in the amount of $112,571 to related parties. The notes mature in 3 months to 1 year, are unsecured, and have interest rate at 6%, per annum. During the year ended December 31, 2015, the Company repaid $5,000 on notes to related parties. The balance of the outstanding notes at December 31, 2015 was $150,322. At December 31, 2015, the Company is in default on $71,446 of these notes.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

December 31, 2015 and 2014

Note 9 – Stockholders Deficit

Series A Convertible Preferred Stock

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

Series B Preferred Stock

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

Common Stock

For the year ended December 31 2015, 850,541,495 shares of common stock were issued to holders of various convertible notes that converted $203,465 of principal and accrued interest.

For the year ended December 31 2014, 33,797,238 shares of common stock were issued to the holders of various convertible notes that converted $152,038 in principal and accrued interest.

During the period ended December 31, 2014, the Company issued 14,692,867 shares of common stock to Tarpon Bay Partners valued at $246,734, of which Tarpon received fees of $81,287 and $165,447 reduced past due accounts payable.

During the year ended December 31, 2014, the Company issued 1,991,944 shares of common stock with a fair value of $117,460 for $67,460 for services rendered and the payment of a $50,000 of note payable.

Note 10– Commitments and Contingencies

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

During the period ended December 31, 2015, the Company did not issue any shares of common stock to Tarpon in connection with the agreement. During the period ended December 31, 2014, the Company issued 14,692,867 shares of common stock to Tarpon valued at $246,734, of which Tarpon received fees of $81,287 and $165,447 reduced past due accounts payable, leaving a balance owed to vendors of $353,836. At December 31, 2015 and December 31, 2014, the balance due of $353,836 is included in accounts payable and accrued liabilities on the accompanying balance sheets. A portion of the fees that Tarpon has received has not been fully documented by Tarpon to the Company as requested, and therefore are in dispute and are pending of file date. For purposes of presentation in the accompanying financial statements, we have recorded these fees as fees paid to Tarpon.

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

December 31, 2015 and 2014

As part of the agreement with Tarpon, the Company issued to Tarpon two convertible notes aggregating $50,000, which were due in May 2014 and September 2014. At December 31, 2015 and December 31, 2014, the notes total $41,680 and are included in the balance of convertible notes payable, net of discount on the accompanying balance sheets. The notes are currently in default. At December 31, 2015, the amounts outstanding on the notes plus accrued interest was $48,176, and are convertible into 963,511,000 shares of the Company’s common stock.

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

The CICA process has reached its final legal stage and we are awaiting the final judgment.

Note 11 – Subsequent Events

On February 11, 2016, the Company entered into an agreement with Camposagrado, Inc. to exclusively license and commercialize Camposagrado’s patent pending Application or “App” to the worldwide hospitality industry (U.S. Pat. Application No. 14/877,595).

Subsequent to December 31, 2015, convertible note holders converted $4,594 of principal and $92 of accrued interest into 85,088,539 shares of the Company’s common stock at conversion prices ranging from $0.00004 to $0.00005 per share.

