Form 10-Q
period 2016-03-31
STL Marketing Group, Inc.
filed 2016-05-18
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2016

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

As of May 16, 2016, there were 1,042,879,492 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$12,917	$793
Total Current Assets	12,917	793

Security Deposit	1,135	1,135

Total Assets	$14,052	$1,928

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities, including $799,970 and $750,470 salaries due to officers, respectively	$1,411,010	$1,322,834
Accrued liabilities and accounts payable - related party	446,080	436,123
Notes payable	60,000	60,000
Notes payable - related party	199,156	150,322
Convertible notes payable, net of discount	926,792	927,992
Liabilities payable in shares	114,500	114,500
Derivative liabilities	2,921,919	3,037,500
Total Current Liabilities	6,079,457	6,049,271

Commitments and Contingencies

Stockholders’ Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value, 1,800,000 Shares Authorized, 1,800,000 Shares Issued and outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 995,394,273 and 910,305,734 Shares Issued and Outstanding, respectively	995,394	910,306
Additional paid in capital	(2,748,633)	(2,675,428)
Accumulated Deficit	(7,512,166)	(7,482,221)
Total Stockholders’ Deficit	(6,065,405)	(6,047,343)

Total Liabilities and Stockholders’ Deficit	$14,052	$1,928

See accompanying notes

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statemens of Operations

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Revenues	$-	$-

Operating expenses
Compensation	62,607	62,607
Professional fees	46,814	40,086
Selling, general and administrative	10,055	8,156
Total operating expenses	119,476	110,849

Loss from operations	(119,476)	(110,849)

Other income (expense):
Interest expense	(26,051)	(132,254)
Change in fair value of derivative liabilities	108,092	31,759
Gain on extinguisment of derivative liabilities	7,490	-
Private placement costs	-	(99,644)

Other income (expense) - net	89,531	(200,139)

Net Loss	$(29,945)	$(310,988)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	956,447,156	63,315,405

See accompanying notes

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2016

(Unaudited)

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		Common Stock, Class B Par Value $0.001		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2016	1,800,000	$1,800,000	1,400,000,000	$1,400,000	910,305,734	$910,306	$(2,675,428)	$(7,482,221)	$(6,047,343)

Shares issued for conversion of notes payable	-	-	-	-	85,088,539	85,089	(73,206)	-	11,883
Net Loss	-	-	-	-	-	-	-	(29,945)	(29,945)
Balance March 31, 2016 (Unaudited)	1,800,000	$1,800,000	1,400,000,000	$1,400,000	995,394,273	$995,394	$(2,748,633)	$(7,512,166)	$(6,065,405)

See accompanying notes

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Loss	$(29,945)	$(310,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	548
Amortization of debt discount	10,592	56,066
Change in fair value of derivative liabilities	(108,092)	(31,759)
Private placement costs	-	99,644
Interest of debt converted below par	-	53,399
Gain on extinguishment of derivative liabilities	(7,490)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	88,268	79,071
Accounts payable - related party	9,957	(1,479)
Net Cash Used in Operating Activities	(36,710)	(55,498)

Cash Flows From Financing Activities:
Proceeds from related party notes payable	48,834	23,695
Proceeds from convertible notes	-	34,000
Net Cash Provided by Financing Activities	48,834	57,695

Net increase cash	12,124	2,197

Cash at beginning of period	793	102

Cash at end of period	$12,917	$2,299

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible notes into common stock	$11,791	$31,246
Conversion of accrued interest on convertible note into common stock	$92	$-

See accompanying notes

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2016 and 2015

(Unaudited)

Note 1 – Nature of Operations

Nature of Operations

STL Marketing Group, Inc., (the “Company”) has several business operations. The Company’s initial focus, renewable energy, is currently on hold due to political delays in this industry in Costa Rica. The Company has pivoted to technology, a core competency of its senior management team. The Company has sales and marketing operations in: (1) PhoneSuite Solutions, an IP PBX product for the hospitality industry and (2) F3TCH, a patent pending technology, that virtualizes the hotel guest room telephone to a guest’s smart phone or device.

STL Marketing Group, Inc. (the “Company,” “our Company,” “we,” “us,” “our,” or “STL,”) was incorporated under the laws of the State of Colorado on February 16, 1999 under the original name of Fountain Colony Ventures, Inc. Fountain Colony Ventures, Inc. changed its name to SGT Ventures, Inc. in March 2006. In June 2006, SGT Ventures, Inc. changed its name to Stronghold Industries, Inc. On October 30, 2007, Stronghold Industries, Inc. entered into a share purchase and exchange agreement with Image Worldwide, Inc. The Company name was officially changed with the Secretary of State to Image Worldwide, Inc. (“Image Worldwide”) on November 21, 2007. Image Worldwide entered into a share exchange agreement with St. Louis Packaging Inc. and Image Worldwide Marketing, Inc., a Delaware corporation, on January 31, 2009. On November 27, 2009 the Company entered into an asset purchase agreement to sell all of its assets to Invicta Group, Inc., a Nevada corporation. In April 2009, the Company changed its name to STL Marketing Group, Inc. On October 15, 2012, the Company transferred ownership to Versant I, Inc., a Panamanian company owned by the current CEO. On February 4, 2013 the Company entered into a share exchange and merged with Versant Corporation, a Delaware company whereby Versant became the Company’s wholly owned operating subsidiary. The transaction was accounted for as a reverse merger.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2016, the Company incurred a net loss of $29,945, used cash in operations of $36,710, and had a stockholders’ deficit of $6,065,405. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2016, the Company had cash on hand in the amount of $12,917. Management estimates that the current funds on hand will not be sufficient to continue operations. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity raises.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of STL Marketing Inc., and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. To determine the number of authorized but unissued shares available to satisfy outstanding convertible securities, the Company uses a sequencing method to prioritize its convertible securities as prescribed by ASC 815-40-35. At each reporting date, the Company reviews its convertible securities to determine their classification is appropriate.

Fair Value of Financial Instruments

Under current accounting guidance, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. A fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort. As of March 31, 2016, the amounts reported for cash, accounts payable and accrued liabilities approximated fair value because of their short-term maturities.

At March 31, 2016 and December 31, 2015, derivative liabilities of $2,921,919 and $3,037,500, respectively, were valued using Level 2 inputs.

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

Net Loss per Common Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares are excluded from the computation when their effect is anti-dilutive.

Common stock equivalents are as follows:

	March 31, 2016	March 31, 2015

Convertible Debt	29,513,440,733	4,034,389,339
Liability to be paid in shares	395,872,093	68,125,000
Liability to be paid in shares (30% discount)	1,029,526,857	139,728,327
Common stock equivalents	30,938,839,683	4,242,242,666

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

Note 3 – Notes Payable

	March 31, 2016	December 31, 2015
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. At March 31, 2016 and December 31, 2015, this note is in default.	$50,000	$50,000
In March 2011, third parties loaned the Company $10,000 under a demand note bearing zero interest. The note was acquired in the merger. At March 31, 2016 and December 31, 2015, this note is in default.	10,000	10,000
	$60,000	$60,000

Note 4 – Notes Payable-Related Party

	March 31, 2016	December 31, 2015
The Company’s officers and shareholders have made various promissory notes to the Company to fund operations. During the three months ended March 31, 2016, three notes were issued for $48,834 to related parties. The notes are unsecured, and bear interest at 6% per annum. At March 31, 2016, $121,446 of the notes are past due and in default, and the balance of $77,710 are due through September 1, 2016.	$199,156	$150,322

Note 5 – Convertible Notes Payable

At March 31, 2016 and December 31, 2015, convertible notes consisted of the following:

	March 31, 2016	December 31, 2015
Unsecured convertible notes payable	$930,352	$942,144
Debt discount	(3,560)	(14,152)
Notes payable, net of discount	$926,792	$927,992

From 2009 to 2015, the Company issued Convertible Promissory Notes (“Notes”) to various accredited investors. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from February 2010 to September 2016. The Company is currently in default of payment for Notes in the aggregate principal amount of $884,133.

At March 31, 2016, the notes are convertible into shares of common stock of the Company at the option of the holder at price per share discounts ranging from 10% to 75% of the Company’s common stock trading market price during a certain time period (usually 10-20 days) as defined in the notes. In addition, the conversion prices are subject to adjustment in certain events, such as in conjunction with any sale, conveyance or disposition of all or substantially all of the Company’s assets or consummation of a transaction or series of related transactions in which the Company is not the surviving entity.

As of December 31, 2015, the balance of the Notes was $942,144. During the three months ended March 31, 2016, the Company did not issue any new unsecured convertible notes. During the three months ended March 31, 2016, note holders converted $11,791 of principal and $92 of accrued interest into 85,088,539 shares of the Company’s common stock. At March 31, 2016, the principal balance of the Notes was $930,352.

As of December 31, 2015, the debt discount related to issuance of the Notes was $14,152. During the three months ended March 31, 2016, the Company recorded discount amortization of $10,592. As of March 31, 2016, debt discount was $3,560. The remainder of the valuation discount will be amortized as interest expense over the remaining term of the note of approximately six months.

The Company considered the current FASB guidance on derivative accounting. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the conversion feature of these notes is recorded as a derivative liability (See Note 7).

Management and legal counsel have reviewed previous agreements and believe, pursuant to the Stock Purchase and Share Exchange Agreement effective as of January 31, 2009 (the “2009 Agreement”) entered into by the Company (then known as Image Worldwide, Inc., a Colorado corporation). Image Worldwide Marketing, Inc., a Delaware corporation and subsidiary of the Company (“Image Worldwide Marketing Delaware”), and St. Louis Packaging, Inc., an Illinois corporation, that Image Worldwide Delaware should have assumed all liabilities of the Company as of or prior to the 2009 Agreement. Management believes this amounts to $308,333 of debt (including $265,000 of convertible debt), plus its related interest and derivatives. The Company is currently reviewing and weighing its options and will proceed accordingly. At March 31, 2016 and December 31, 2015, this debt is included on the accompanying consolidated financial statements.

Note 6 – Liabilities Payable in Shares

At March 31, 2016 and December 31, 2016, the Company has recorded $114,500 of liabilities payable in shares of its Common Stock for services received from three unrelated parties in 2012 and 2014. Of the total, $60,000 is payable in shares at a price at 70% of the average of the lowest three closing bid prices, as defined, $15,000 is payable in shares using the average of the last five trading days from date of service, as defined, and $39,500 is payable at the current price of the Company shares, as defined. At March 31, 2016, the balance of $114,500 is convertible into 1,425,398,950 shares of Common Stock.

The Company considered the current FASB guidance on derivative accounting. As the ultimate determination of shares to be issued upon payment of these liabilities could exceed the current number of available authorized shares, the conversion feature of these liabilities is recorded as a derivative liability (See Note 7).

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

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	March 31, 2016	December 31, 2015
Conversion feature:
Risk-free interest rate	0.21%	0.03%
Expected volatility	244%	290%-959%
Expected life (in years)	1 year	1 year
Expected dividend yield	-	-

Fair Value:
Conversion feature	$2,921,919	$3,037,500

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

At December 31, 2015, the balance of the derivative liabilities was $3,037,500. During the three months ended March 31, 2016, convertible notes and accrued interest totaling $11,883 were converted into shares of common stock and the Company recorded a gain of $7,490 related to the extinguishment of the corresponding derivative liability. As of March 31, 2016, the Company re-measured the derivative liabilities and determined the fair value to be $2,921,919, and for the three months ended March 31, 2016, recorded a gain on the change in fair value of derivatives of $108,092.

Note 8 – Common Stock

For the three months ended March 31 2016, 85,088,539 shares of common stock were issued to holders of various convertible notes that converted $11,883 of principal and accrued interest.

Note 9 – Related Party Transactions

(A) Accounts Payable and Accrued Liabilities – Related Party

Since April 8, 2010 through March 31, 2016, management and board members have been advancing funds to the Company, paying expenses on behalf of the Company, and deferring salaries and consulting fees. As of March 31, 2016 and December 31, 2015, accounts payable and accrued liabilities due to board members and companies owned by board members totaled $446,080 and $436,123, respectively. These amounts are unsecured, non-interest bearing, and due on demand.

(B) Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the three months ending March 31, 2016 and 2015 the amounts were $7,500 and $7,500 respectively.

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

During the three months ended March 31, 2016 and 2015, the Company did not issue any shares of common stock to Tarpon in connection with the agreement. At March 31, 2016 and December 31, 2015, the balance due of $354,525 is included in accounts payable and accrued liabilities on the accompanying balance sheets. A portion of the fees that Tarpon has received in 2014, has not been fully documented by Tarpon to the Company as requested, and therefore are in dispute and are pending. For purposes of presentation in the accompanying financial statements, we have recorded these fees as fees paid to Tarpon.

As part of the agreement with Tarpon, the Company issued to Tarpon two convertible notes aggregating $50,000, which were due in May 2014 and September 2014. At March 31, 2016 and December 31, 2015, the notes total $41,680 and are included in the balance of convertible notes payable, net of discount on the accompanying balance sheets. The notes are currently in default. At March 31, 2016, the amounts outstanding on the notes plus accrued interest was $49,218, and are convertible into 984,350,800 shares of the Company’s common stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Included in this Form 10-Q are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

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

PhoneSuite Solutions, Inc.

We are currently working to create a structure that will help garner more sales activity from our existing dealer base e.g. quotes, meetings, demos etc. As reference, our PBX manufacturer recently stated that is has its five thousandth PBX system since its inception (North America). This is a significant amount of market share in North America and we continue to try and leverage this as we expand the brand’s presence overseas.

On the technology front, we have successfully implemented the PhoneSuite Voiceware offering on our own cloud infrastructure to be able to provide the contracted features to overseas properties as required by one of Call Management Products’ (“CMP”) contracted customer- a major worldwide hotel chain. We chose a premier provider of cloud infrastructure services for this deployment and look forward to pursuing new business opportunities for this, and other chains, overseas. Our cloud infrastructure is a very reliable, redundant and powerful network from which to deliver the PhoneSuite product.

We feel confident on this solution, however we caution that adoption by hotels for a cloud based service has not gained as much momentum as in the generic business community. However, in order to pursue the major chains overseas, we did need to have this offering in place. We also do have a premise-based solution from CMP running Voiceware on a server or its Series2 configuration, which gives a potential client more choices.1

F3TCH- “Hotel Phones Just Got a Whole Lot Smarter”

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

This past quarter, we designed and implemented the cloud infrastructure for F3TCH to work as intended (same infrastructure provider for F3TCH as for the PhoneSuite offering). We are now global and fully scalable from a technology perspective and can be deployed as rapidly as needed. On the product side, F3TCH is working as a proof of concept on Android (will expand to iOS soon) and once our interoperability work is completed with our PBX manufacturer, we will be able to demo the APP to hotel chains as operational.

To complement our technical efforts, the Company has invested in the development of a website for F3TCH that is fully interactive. Logos have been developed and our tag line is “Hotel Phones Just Got a Whole Lot Smarter”. We have also completed and made public two videos that emphasize some of the benefits of the APP to both potential APP users, as well as the hotel chains. More on F3TCH may be found at www.F3TCH.com.

Hound Software

On August 3, 2015, the Company entered into a Letter of Intent with Kinetos, S.A., a software developer. The Board of Directors has completed its review of how to implement the Letter of Intent in a more formal manner between the partners. The software platform is being branded under the name Hound Software. The Company will release information on this as soon as it is available. We look forward to making the details of this public.

Hound’s core product is a complete software platform that is currently comprised of three distinct modules- Data Wrangling, Analytics, and Automated Work Flow. These products can be sold as stand alone, or as a suite, and have powerful Big Data and Machine Learning components.

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenue

The Company has no revenues to date.

Operating expenses

Operating expenses increased by roughly 8% during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The $8,627 increase in operating expenses is primarily attributed to the following changes in operating expenses: increase in professional fees of $6,728 and increase in general and administrative of $1,899 primarily related to travel expenses.

1 Please note that CMP is a separate company and not related to STL Marketing Group, Inc.

Other income (expense)

We had other income (expense) of $89,531 for the three months ended March 31, 2016 compared to $(200,139) for the three months ended March 31, 2015. The change in the periods ended March 31, 2016 and 2015 is due to a decrease in interest expense of $106,203, a decrease of private placement costs of $99,644, and an increase in change in fair value and gain on extinguishment of derivative liabilities of $83,823.

Net loss

As a result of the foregoing, for the three months ended March 31, 2016 the Company recorded a net loss of $29,945 compared and a net loss of $310,988 for the three months ended March 31, 2015.

Liquidity and Capital Resources

During the three months ended March 31, 2016, the Company incurred a net loss of $29,945, used cash in operations of $36,710, and had a stockholders’ deficit of $6,065,405. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.

As of March 31, 2016, we had a working deficit of $6,066,540, as compared to $6,048,478 at December 31, 2015, or an increase in working capital deficit of $18,062 for the period ended March 31, 2016. The Company had an increase in liabilities related to accrued payables and expenses of $88,176 and in notes payable – related party of $48,834. Derivative liabilities for the Company decreased by $115,581.

Net cash used in operating activities for the three months ended March 31, 2016 and 2015, was $(36,710) and $(55,498), respectively. The Net Loss for the three months ended March 31, 2016 and 2015 was $(29,945) and $(310,988), respectively.

No net cash was provided by investing activities for the three months ended March 31, 2016 and 2015.

Net cash provided by all financing activities for the three months ended March 31, 2016 was $48,834, as compared to $57,695 for the three months ended March 31, 2015. During the three month period ended March 31, 2016, the Company an increase of related party notes of $25,139.

At March 31, 2016, the Company had cash on hand for $12,917. Management estimates that the current funds on hand will not be sufficient to continue operations through December 31, 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S> Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31 2016, 85,088,539 shares of common stock were issued to holders of various convertible notes that converted $11,883 of principal and accrued interest.

The issuances of these shares were made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the registrant held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable.

Item 6. Exhibits, Financial Statement Schedules

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

STL MARKETING GROUP, INC.

Date: May 18, 2016	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	(Principal Executive Officer)
Chief Executive Officer

	By:	/s/ Jaime Kniep
Date: May 18, 2016	Name:	Jaime Kniep
	Title:	(Principal Financial Officer)
(Principal Accounting Officer)
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose P. Quiros	Chief Executive Officer, Chairman	May 18, 2016
Jose P. Quiros	(Principal Executive Officer)

/s/ Jaime Kniep	Chief Financial Officer, Director	May 18, 2016
Jaime Kniep	(Principal Financial Officer) (Principal Accounting Officer)

