Form 10-Q
period 2016-06-30
STL Marketing Group, Inc.
filed 2016-08-12
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2016

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

As of August 12, 2016, there were 1,149,555,646 shares of the registrant’s common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$413	$793
Total Current Assets	413	793

Security Deposit	1,135	1,135

Total Assets	$1,548	$1,928

Liabilities and Deficit
Current Liabilities:
Accounts payable and accrued liabilities, including $850,470 and $750,470 salaries due to officers, respectively	$1,482,464	$1,322,834
Accrued liabilities and accounts payable - related party	455,617	436,123
Notes payable	60,000	60,000
Notes payable - related party	232,347	150,322
Convertible notes payable, net of discount	921,103	927,992
Liabilities payable in shares	114,500	114,500
Derivative liabilities	2,292,575	3,037,500
Total Current Liabilities	5,558,606	6,049,271

Commitments and Contingencies

Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value, 1,800,000 Shares Authorized, 1,800,000 Shares Issued and outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 1,149,555,646 and 910,305,734 Shares Issued and Outstanding, respectively	1,149,556	910,306
Additional paid in capital	(2,893,545)	(2,675,428)
Accumulated Deficit	(7,008,328)	(7,482,221)
Total STL Marketing Shareholders' Deficit	(5,552,317)	(6,047,343)

Noncontrolling Interests	(4,741)	-

Total Deficit	(5,557,058)	(6,047,343)

Total Liabilities and Deficit	$1,548	$1,928

See accompanying notes

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Operating expenses
Compensation	61,899	61,899	124,506	124,506
Professional fees	32,333	25,218	79,147	65,304
Selling, general and administrative	10,916	95,092	20,971	103,248
Total operating expenses	105,148	182,209	224,624	293,058

Loss from operations	(105,148)	(182,209)	(224,624)	(293,058)

Other income (expense):
Interest expense	(25,099)	(24,828)	(51,150)	(157,082)
Change in fair value of derivative liabilities	618,194	(872,633)	726,286	(840,874)
Gain on extinguishment of derivative liabilities	11,150	287,635	18,640	287,635
Private placement costs	-	(54,933)	-	(154,577)

Other income (expense) - net	604,245	(664,759)	693,776	(864,898)

Net Income (loss)	499,097	(846,968)	469,152	(1,157,956)

Net loss attributable to noncontrolling interests	4,741	-	4,741	-

Net Income (loss) attributable to STL Marketing Group, Inc.	$503,838	$(846,968)	$473,893	$(1,157,956)

Net loss per common share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic
and diluted	1,149,555,646	866,507,801	1,015,682,430	288,897,064

 See accompanying notes

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Deficit

For the period from January 1, 2016 to June 30, 2016

(Unaudited)

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		Common Stock, Class B Par Value $0.001		Additional Paid-In	Accumulated	Total STLK	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Total
Balance January 1, 2016	1,800,000	$1,800,000	1,400,000,000	$1,400,000	910,305,734	$910,306	$(2,675,428)	$(7,482,221)	$(6,047,343)	$-	$(6,047,343)

Shares issued for conversion of notes payable	-	-	-	-	239,249,912	239,250	(218,117)	-	21,133	-	21,133
Net Income (loss)	-	-	-	-	-	-	-	473,893	473,893	(4,741)	469,152

Balance June 30, 2016 (Unaudited)	1,800,000	$1,800,000	1,400,000,000	$1,400,000	1,149,555,646	$1,149,556	$(2,893,545)	$(7,008,328)	$(5,552,317)	$(4,741)	$(5,557,058)

 See accompanying notes

STL Marketing Group, Inc. & Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$469,152	$(1,157,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,095
Amortization of debt discount	14,152	111,974
Change in fair value of derivative liabilities	(726,286)	840,874
Gain on extinguishment of derivative liabilities	(18,640)	(287,635)
Private placement costs	-	154,577
Interest of debt converted below par	-	84,070
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	159,723	137,703
Accounts payable - related party	19,494	31,026
Net Cash Used in Operating Activities	(82,405)	(84,272)

Cash Flows From Financing Activities:
Proceeds from related party notes payable	82,025	33,695
Payment of related party notes payable	-	(5,000)
Proceeds from convertible notes	-	59,000
Net Cash Provided by Financing Activities	82,025	87,695

Net increase (decrease) cash	(380)	3,423

Cash at beginning of period	793	102

Cash at end of period	$413	$3,525

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued for conversion of notes payable	$21,133	$100,868

 See accompanying notes

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2016 and 2015

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2016, the Company used cash in operations of $82,405, and at June 30, 2016, had a stockholders’ deficit of $5,552,317. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2016, the Company had cash on hand in the amount of $413. Management estimates that the current funds on hand will not be sufficient to continue operations. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates the accounts of subsidiaries in which it has a controlling financial interest under the voting control model. The financial statements include the accounts of STL Marketing Inc., and its wholly-owned subsidiaries and its 51% owned subsidiary Kinver Technologies, Inc. Intercompany balances and transactions have been eliminated in consolidation.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of June 30, 2016, the amounts reported for cash, accounts payable and accrued liabilities approximated fair value because of their short-term maturities. At June 30, 2016 and December 31, 2015, derivative liabilities of $2,292,575 and $3,037,500, respectively, were valued using Level 2 inputs.

Noncontrolling Interests

The Company accounts for the non-controlling interests in accordance with guidance issued by the FASB which defines a non-controlling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The guidance requires, among other items, that a noncontrolling interest be included in the consolidated balance sheets within equity separate from the parent’s equity and consolidated net income (loss) is reported inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income (loss) attributable to the parent and non-controlling interest in the consolidated statement of operations.

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

At June 30, 2016 and 2015, the dilutive impact of convertible debt and liability payable in shares have been excluded because their impact on the loss per share is anti-dilutive as follows:

	June 30, 2016	June 30, 2015

Convertible Debt	26,293,247,149	31,094,655,843
Liability to be paid in shares	1,438,256,093	1,386,827,522
Common stock equivalents	27,731,503,242	32,481,483,365

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

Note 3 – Notes Payable

	June 30, 2016	December 31, 2015
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. At June 30, 2016 and December 31, 2015, this note is in default.	$50,000	$50,000
In March 2011, third parties loaned the Company $10,000 under a demand note bearing zero interest. The note was acquired in the merger. At June 30, 2016 and December 31, 2015, this note is in default.	10,000	10,000
	$60,000	$60,000

Note 4 – Notes Payable-Related Party

	June 30, 2016	December 31, 2015
The Company’s officers and shareholders have made various promissory notes to the Company to fund operations. The notes are unsecured, and bear interest at 6% per annum. During the six months ended June 30, 2016, eight notes to related parties were issued for $82,025. At June 30, 2016, $150,322 is past due and in default, and the balance of $82,025 is due through December 1, 2016.	$232,347	$150,322

Note 5 – Convertible Notes Payable

At June 30, 2016 and December 31, 2015, convertible notes consisted of the following:

	June 30, 2016	December 31, 2015
Unsecured convertible notes payable	$921,103	$942,144
Debt discount	-	(14,152)
Notes payable, net of discount	$921,103	$927,992

From 2009 to 2015, the Company issued Convertible Promissory Notes (“Notes”) to various accredited investors. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from February 2010 to September 2016. The Company is currently in default of payment for Notes in the aggregate principal amount of $888,103.

At June 30, 2016, the notes are convertible into shares of common stock of the Company at the option of the holder at price per share discounts ranging from 10% to 75% of the Company’s common stock trading market price during a certain time period (usually 10-20 days) as defined in the notes. In addition, the conversion prices are subject to adjustment in certain events, such as in conjunction with any sale, conveyance or disposition of all or substantially all of the Company’s assets or consummation of a transaction or series of related transactions in which the Company is not the surviving entity.

As of December 31, 2015, the principal balance of the Notes was $942,144. During the six months ended June 30, 2016, the Company did not issue any new unsecured convertible notes and note holders converted $21,041 of principal and $92 of accrued interest into 239,249,912 shares of the Company’s common stock. At June 30, 2016, the principal balance of the Notes was $921,103.

As of December 31, 2015, the debt discount related to issuance of the Notes was $14,152. During the six months ended June 30, 2016, the Company recorded discount amortization of $14,152 and at June 30, 2016, debt discount was zero.

The Company considered the current FASB guidance on derivative accounting. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the conversion feature of these notes is recorded as a derivative liability (See Note 7).

Management and legal counsel have reviewed previous agreements and believe, pursuant to the Stock Purchase and Share Exchange Agreement effective as of January 31, 2009 (the “2009 Agreement”) entered into by the Company (then known as Image Worldwide, Inc., a Colorado corporation), Image Worldwide Marketing, Inc., a Delaware corporation and subsidiary of the Company (“Image Worldwide Marketing Delaware”), and St. Louis Packaging, Inc., an Illinois corporation, that Image Worldwide Delaware should have assumed all liabilities of the Company as of or prior to the 2009 Agreement. Management believes this amounts to $308,333 of debt (including $265,000 of convertible debt), plus its related interest and derivatives. The Company is currently reviewing and weighing its options and will proceed accordingly. At June 30, 2016 and December 31, 2015, this debt is included on the accompanying consolidated financial statements.

Note 6 – Liabilities Payable in Shares

At June 30, 2016 and December 31, 2016, the Company has recorded $114,500 of liabilities payable in shares of its Common Stock for services received from three unrelated parties in 2012 and 2014. Of the total, $60,000 is payable in shares at a price at 70% of the average of the lowest three closing bid prices, as defined, $15,000 is payable in shares using the average of the last five trading days from date of service, as defined, and $39,500 is payable at the current price of the Company shares, as defined. At June 30, 2016, the balance of $114,500 is convertible into 1,425,398,950 shares of Common Stock.

The Company considered the current FASB guidance on derivative accounting. As the ultimate determination of shares to be issued upon payment of these liabilities could exceed the current number of available authorized shares, the conversion feature of these liabilities is recorded as a derivative liability (See Note 7).

Note 7 – Derivative Liabilities

Under authoritative guidance issued by the FASB, debt instruments which do not have fixed settlement provisions, are deemed to be derivative instruments. The conversion feature of the Company’s convertible notes payable and liabilities payable in shares (described in Note 5 and 6 above) did not have fixed settlement provisions because the ultimate determination of shares to be issued could exceed current available authorized shares.

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

At December 31, 2015, the balance of the derivative liabilities was $3,037,500. During the six months ended June 30, 2016, convertible notes and accrued interest totaling $21,133 were converted into shares of common stock and the Company recorded a gain of $18,640 related to the extinguishment of the corresponding derivative liability. As of June 30, 2016, the Company re-measured the derivative liabilities and determined the fair value to be $2,292,575, and for the six months ended June 30, 2016, recorded a gain on the change in fair value of derivatives of $726,286.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	June 30, 2016	December 31, 2015
Conversion feature:
Risk-free interest rate	0.45%	0.03%
Expected volatility	98%	290%
Expected life (in years)	1 year	1 year
Expected dividend yield	-	-

Fair Value:
Conversion feature	$2,292,575	$3,037,500

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

Note 8 – Common Stock

For the six months ended June 30, 2016, 239,249,912 shares of common stock were issued to holders of various convertible notes that converted $21,133 of principal and accrued interest.

Note 9 – Noncontrolling Interests

On May 25, 2016, the Company and Kinetos, S.A., a Costa Rican corporation and unrelated third party, formed Kinver Technologies, Inc. (“Kinver”), a Florida corporation. Upon formation, the Company acquired 51% of the outstanding capital stock of Kinver, and Kinetos acquired 49% of the outstanding capital stock of Kinver. As of June 30, 2016, Kinver has minimal operations. The primary operations of Kinver are planned to be the sale and commercialization of the Hound Software product developed by Kinetos.

The following table is a summary of the noncontrolling interest for the six months ended June 30, 2016:

Noncontrolling interest
Balance, January 1, 2016	-
Capital contribution by noncontrolling interest	-
Net income (loss) allocated to noncontrolling interest	$(4,741)
Balance, June 30, 2016 (Unaudited)	$(4,741)

Note 10 – Related Party Transactions

(A) Accounts Payable and Accrued Liabilities – Related Party

Since April 8, 2010 through June 30, 2016, management and board members have been advancing funds to the Company, paying expenses on behalf of the Company, and deferring salaries and consulting fees. As of June 30, 2016 and December 31, 2015, accounts payable and accrued liabilities due to board members and companies owned by board members totaled $455,617 and $436,123, respectively. These amounts are unsecured, non-interest bearing, and due on demand.

(B) Related Party Consulting Services

The Company incurred consulting expenses to a company that is owned by a board member, and for the six months ending June 30, 2016 and 2015 the amounts were $15,000 and $15,000 respectively.

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

During the six months ended June 30, 2016 and 2015, the Company did not issue any shares of common stock to Tarpon in connection with the agreement. At June 30, 2016 and December 31, 2015, the balance due of $354,525 is included in accounts payable and accrued liabilities on the accompanying balance sheets. A portion of the fees that Tarpon has received in 2014, has not been fully documented by Tarpon to the Company as requested, and therefore are in dispute and are pending. For purposes of presentation in the accompanying financial statements, we have recorded these fees as fees paid to Tarpon.

As part of the agreement with Tarpon, the Company issued to Tarpon two convertible notes aggregating $50,000, which were due in May 2014 and September 2014. At June 30, 2016 and December 31, 2015, the notes total $41,680 and are included in the balance of convertible notes payable, net of discount on the accompanying balance sheets. The notes are currently in default. At June 30, 2016, the amounts outstanding on the notes plus accrued interest was $50,260, and are convertible into 1,005,190,800 shares of the Company’s common stock.

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

In 2012, the Company filed an arbitration claim with the “Centro Internacional de Conciliacion y Arbitraje” or “CICA” alleging that Grupo Aldesa, S.A., its then investment bank, withheld $195,400 of investor funds from the Company in mid-2011 for its own use and benefit and contrary to the executed agreement between the companies. The case claims that Aldesa received funds from two investors and remitted 50% of those funds and keeping the balance without authorization. Additionally, the Company did notify the Federal Bureau of Investigation (FBI), as well as, the State Attorney General of both Delaware and Colorado in mid-2012. Grupo Aldesa appealed to the Sala Primera de la Corte Suprema (the Supreme Court over these types of legal matters) in October of 2012 claiming CICA did not have subject matter jurisdiction or the right to adjudicate the case. In a strongly worded opinion, Sala Primera rejected Aldesa’s appeal in the Company’s favor.

The arbitration found that Grupo Aldesa did not perform an underwriting as they claimed in defense to withhold a 50% commission. The arbitration also found that the commission was 5%, not 50%. However, the arbitrators reasoned that Versant Corporation breached the contract by seeking arbitration. The Company believes there is no legal basis for this finding on Versant, as arbitration is part of the signed contract between Aldesa and Versant. Yet, due to this finding, the Company cannot recover those funds on behalf of the affected investors. The Company will now review its legal options, including seeking relief at the international center for arbitration. Regardless, this action was taken by the Company to try and resolve this overcharge of its subscription to Preferred Class A, while a private Company, on behalf of the investors. The funds in question are investor funds, so any funds returned would be returned to the investors themselves.

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

We feel confident on this solution, however we caution that adoption by hotels for a cloud based service has not gained as much momentum as in the generic business community. However, in order to pursue the major chains overseas, we did need to have this offering in place. We also do have a premise-based solution from CMP running Voiceware on a server or its Series2 configuration, which gives a potential client more choices.1

The Company received confirmation in June, 2016 that its first sale order for PhoneSuite branded product was won. This first order for $8,684 was for a small hotel in the Caribbean and was shipped in July 2016.

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

This past quarter, the website and videos for F3TCH were released and made publicly available (www.f3tch.com). The Company is currently fielding inquiries and has initiated a more robust social media strategy to gain more attention. Demo preparations are underway and a full demo system should be available in August.

Hound Software

The Company formed Kinver Technologies, Inc., owned 51% by the Company and 49% by Kinetos, S.A. Kinver will market and commercialize Hound Software in the United States.

Hound’s core product is a complete software platform that is currently comprised of three distinct modules- Data Wrangling, Analytics, and Automated Work Flow. These products can be sold as stand alone, or as a suite, and have powerful Big Data and Machine Learning components. The Company has completed a revised website for Hound Software (www.houndsoftware.net) as well as various Social Media sites.

The Company has begun marketing for the product.

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

For the three months ended June 30, 2016 and 2015, the Company reported a net income/(loss) of $604,245 and $(664,759) respectively. The change in net income/(loss) between the periods ended June 30, 2016 and 2015 is primarily due to a change in the value of derivative liabilities. For the three months ended June 30, 2016 the Company reported derivative gain of $618,194 compared to a derivate loss of $(872,633) for the three months ended June 30, 2015.

Operating expenses decreased by roughly 42% during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The $77,061 decrease in operating expenses is primarily attributed to the following changes in operating expenses: increase in professional fees of $7,115 and decrease in general and administrative of $84,176 primarily related to the write off of $84,000 of deferred offering costs during the three months ended June 30, 2015.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

For the six months ended June 30, 2016 and 2015, the Company reported a net income/(loss) of $473,893 and $(1,157,956), respectively. The change in net income/(loss) between the periods ended June 30, 2016 and 2015 is primarily due to a change in the value of derivative liabilities. For the six months ended June 30, 2016 the Company reported derivative gain of $726,286 compared to a derivate loss of $(840,874) for the six months ended June 30, 2015.

Operating expenses decreased by roughly 23% during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The $68,434 decrease in operating expenses is primarily attributed to the following changes in operating expenses: increase in professional fees of $13,843 and decrease in general and administrative of $82,277 primarily related to the write off of $84,000 of deferred offering costs during the six months ended June 30, 2015 and a decrease in overall operating expenses.

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Company used cash in operations of $82,405, and at June 30, 2016, had a stockholders’ deficit of $5,552,317. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2016, the Company had cash on hand in the amount of $413. Management estimates that the current funds on hand will not be sufficient to continue operations. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

As of June 30, 2016, we had a working deficit of $5,558,193 as compared to December 31, 2015 of $6,048,478, a decrease of $490,285. The decrease in working capital deficit for the period ended June 30, 2016, is primarily attributed to a decrease in derivative liabilities of $744,925. In addition, the Company had an increase in liabilities related to accrued payables and expenses of $179,124 and in notes payable – related party of $82,025.

Net cash used in operating activities for the six months ended June 30, 2016 and 2015, was $(82,405) and $(84,272), respectively. The Net Income/(Loss) for the six months ended June 30, 2016 and 2015 was $469,152 and $(1,157,956), respectively.

Net cash provided by all financing activities for the six months ended June 30, 2016 was $82,025, as compared to $87,695 for the six months ended June 30, 2015. During the six month period ended June 30, 2016, the Company had an increase of related party notes payable of $82,025.

Critical Accounting Policies and Estimates

The Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option and stock warrant grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and stock warrant grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option or warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s common stock option and warrant grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

See Footnote 2 of the financial statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide this disclosure.

1 Please note that CMP is a separate company and not related to STL Marketing Group, Inc.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Arbitration- Grupo Aldesa

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

The arbitration found that Grupo Aldesa did not perform an underwriting as it claimed and a reason for the close to 50% commission it paid itself. The arbitration also found that the commission was 5%, however, the arbitrators reasoned that Versant Corporation (Delaware private company) breached the contract by seeking arbitration. There is no legal basis for this finding as arbitration is part of the contract Versant signed, however, it is the reason that the Company cannot recover those funds on behalf of the affected investors. The Company will now review its legal options, including, seeking relief at the international center for arbitration, as it is evident that the system in Costa Rica, as mentioned in other cases most notably Alcatel v. Grupo ICE, is corrupt. Regardless, this action is to return to initial investors in Versant Corporation, a private Delaware Corporation, their funds, funds that were overcharged by Grupo Aldesa. Regardless of further action, there is no material effect to the Company either way, if we pursue and prevail, those funds go to the investors. The funds in question are investor funds, so any funds returned would be returned to the investors themselves. This action was taken by the Company to try and resolve this overcharge of its subscription to Preferred Class A, while a private Company, on behalf of the investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2016, 239,249,912 shares of common stock were issued to holders of various convertible notes that converted $21,133 of principal and accrued interest.

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

Between October 2010 and March 2011, the Company issued Notes Payable to various third parties totaling $60,000, bearing zero interest. The Company is currently in default of the principal amount of $60,000.

The Company's officers and shareholders have made various promissory notes to the Company to fund operations. The notes are unsecured, and bear interest at 6% per annum. The principal balance of $150,322 and interest of $13,642 are past due and in default.

From 2009 to 2015, the Company issued Convertible Promissory Notes (“Notes”) to various accredited investors. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from February 2010 to September 2016. The Company is currently in default of payment for Notes in the aggregate principal amount of $888,103 and interest of $357,741.

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

STL MARKETING GROUP, INC.

Date: August 12, 2016	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	(Principal Executive Officer)
Chief Executive Officer

	By:	/s/ Jaime Kniep
Date: August 12, 2016	Name:	Jaime Kniep
	Title:	(Principal Financial Officer)
(Principal Accounting Officer)
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose P. Quiros	Chief Executive Officer, Chairman	August 12, 2016
Jose P. Quiros	(Principal Executive Officer)

/s/ Jaime Kniep	Chief Financial Officer, Director	August 12, 2016
Jaime Kniep	(Principal Financial Officer) (Principal Accounting Officer)

