Form 10-Q
period 2016-09-30
STL Marketing Group, Inc.
filed 2016-11-14
CIK 1569055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2016

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

As of November 14, 2016, there were 1,149,555,646 shares of the registrant’s common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$1,262	$793
Total Current Assets	1,262	793

Security Deposit	1,135	1,135

Total Assets	$2,397	$1,928

Liabilities and Deficit
Current Liabilities:
Accounts payable and accrued liabilities, including $899,970 and $750,470 salaries due to officers, respectively	$1,548,647	$1,322,834
Accrued liabilities and accounts payable - related party	466,547	436,123
Notes payable	60,000	60,000
Notes payable - related party	268,672	150,322
Convertible notes payable, net of discount	921,103	927,992
Liabilities payable in shares	114,500	114,500
Derivative liabilities	3,079,395	3,037,500
Total Current Liabilities	6,458,864	6,049,271

Commitments and Contingencies

Deficit
Class A - Preferred Stock, 10% of Par Value, Non-Cumulative, $1.00 Par Value,1,800,000 Shares Authorized, 1,800,000 Shares Issued and outstanding	1,800,000	1,800,000
Class B - Preferred Stock, $0.001 Par Value, 1,400,000,000 Shares Authorized, 1,400,000,000 Shares Issued and outstanding	1,400,000	1,400,000
Class C - Preferred Stock, $0.001 Par Value, 125,000 Shares Authorized, Zero Shares Issued and Outstanding	-	-
Common Stock, $0.001 Par Value, 2,600,000,000 Shares Authorized, 1,149,555,646 and 910,305,734 Shares Issued and Outstanding, respectively	1,149,556	910,306
Additional paid in capital	(2,893,545)	(2,675,428)
Accumulated Deficit	(7,894,524)	(7,482,221)
Total STL Marketing Shareholders' Deficit	(6,438,513)	(6,047,343)

Noncontrolling Interests	(17,954)	-

Total Deficit	(6,456,467)	(6,047,343)

Total Liabilities and Deficit	$2,397	$1,928

See accompanying notes

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$9,066	$-	$9,066	$-
Cost of goods sold	(5,366)	-	(5,366)	-
Gross profit	3,700	$-	3,700	$-

Operating expenses
Compensation	61,899	61,899	186,405	186,405
Professional fees	14,824	23,424	93,971	88,728
Selling, general and administrative	17,497	7,858	38,468	111,106
Total operating expenses	94,220	93,181	318,844	386,239

Loss from operations	(90,520)	(93,181)	(315,144)	(386,239)

Other income (expense):
Interest expense	(22,069)	(46,407)	(73,219)	(203,489)
Change in fair value of derivative liabilities	(786,820)	(29,559)	(60,534)	(870,433)
Gain on extinguisment of derivative liabilities	-	-	18,640	287,635
Private placement costs	-	-	-	(154,577)

Other income (expense) - net	(808,889)	(75,966)	(115,113)	(940,864)

Net loss	(899,409)	(169,147)	(430,257)	(1,327,103)

Net loss attributable to noncontrolling interests	13,214	-	17,954	-

Net loss attributable to STL Marketing Group, Inc.	$(886,195)	$(169,147)	$(412,303)	$(1,327,103)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic
and diluted	1,149,555,646	866,507,801	1,060,632,561	483,549,766

See accompanying notes

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statement of Deficit

For the period from January 1, 2016 to September 30, 2016

(Unaudited)

	Preferred Stock, Class A Par Value $1.00		Preferred Stock, Class B Par Value $0.001		Common Stock, Class B Par Value $0.001		Additional Paid-In	Accumulated	Total STLK	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Total
Balance January 1, 2016	1,800,000	$1,800,000	1,400,000,000	$1,400,000	910,305,734	$910,306	$(2,675,428)	$(7,482,221)	$(6,047,343)	$-	$(6,047,343)

Shares issued for conversion of notes payable	-	-	-	-	239,249,912	239,250	(218,117)	-	21,133	-	21,133

Net loss	-	-	-	-	-	-	-	(412,303)	(412,303)	(17,954)	(430,257)

Balance September 30, 2016 (Unaudited)	1,800,000	$1,800,000	1,400,000,000	$1,400,000	1,149,555,646	1,149,556	$(2,893,545)	$(7,894,524)	$(6,438,513)	$(17,954)	$(6,456,467)

See accompanying notes

STL Marketing Group, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(430,257)	$(1,327,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,643
Amortization of debt discount	14,152	136,069
Change in fair value of derivative liabilities	60,534	870,433
Gain on extinguishment of derivative liabilities	(18,640)	(287,635)
Private placement costs	-	154,577
Interest of debt converted below par	-	84,070
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	225,906	194,926
Accounts payable - related party	30,424	40,184
Net Cash Used in Operating Activities	(117,881)	(132,836)

Cash Flows From Financing Activities:
Proceeds from related party notes payable	118,350	83,695
Payment of related party notes payable	-	(5,000)
Proceeds from convertible notes	-	59,000
Net Cash Provided by Financing Activities	118,350	137,695

Net increase (decrease) cash	469	4,859

Cash at beginning of period	793	102

Cash at end of period	$1,262	$4,961

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued for conversion of notes payable	$21,133	$100,868

See accompanying notes

STL Marketing Group, Inc. & Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2016 and 2015

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2016, the Company recorded a net loss of $430,257 and used cash in operations of $117,881, and at September 30, 2016, had a stockholders’ deficit of $6,438,513 and a working capital deficiency of $6,457,602. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2016, the Company had cash on hand in the amount of $1,262. Management estimates that the current funds on hand will not be sufficient to continue operations. We expect to be able to secure capital advances from our officers or principal shareholders in order to pay our operating expenses. In addition, management is seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

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

Revenue

During the three months ended September 30, 2016, the Company recorded its first sale of a PhoneSuite Solutions IP PBX product. Sales are recognized when the following revenue criteria are met: the price is fixed or determinable, persuasive evidence of an arrangement exists, the product or service has been delivered, and collectability is reasonably assured.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of September 30, 2016, the amounts reported for cash, accounts payable and accrued liabilities approximated fair value because of their short-term maturities. At September 30, 2016 and December 31, 2015, derivative liabilities of $3,079,395 and $3,037,500, respectively, were valued using Level 2 inputs.

Non-controlling Interests

The Company accounts for the non-controlling interests in accordance with guidance issued by the FASB which defines a non-controlling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The guidance requires, among other items, that a non-controlling interest be included in the consolidated balance sheets within equity separate from the parent’s equity and consolidated net income (loss) is reported inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income (loss) attributable to the parent and non-controlling interest in the consolidated statement of operations.

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

At September 30, 2016 and 2015, the dilutive impact of convertible debt and liability payable in shares have been excluded because their impact on the loss per share is anti-dilutive as follows:

	September 30, 2016	September 30, 2015

Convertible Debt	266,774,950,998	31,546,431,115
Liability to be paid in shares	10,948,283,522	1,399,684,664
Common stock equivalents	277,723,234,520	32,946,115,779

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

Note 3 – Notes Payable

	September 30, 2016	December 31, 2015
In October 2010, a third party loaned the Company $50,000 under a demand note bearing zero interest. At September 30, 2016 and December 31, 2015, this note is in default.	$50,000	$50,000
In March 2011, third parties loaned the Company $10,000 under a demand note bearing zero interest. The note was acquired in the merger. At September 30, 2016 and December 31, 2015, this note is in default.	10,000	10,000
	$60,000	$60,000

Note 4 – Notes Payable-Related Party

	September 30, 2016	December 31, 2015
The Company’s officers and shareholders have made various promissory notes to the Company to fund operations. The notes are unsecured, and bear interest at 6% per annum. During the nine months ended September 30, 2016, eight notes to related parties were issued for $82,025. At September 30, 2016, $199,156 is past due and in default, and the balance of $69,516 is due through February 1, 2017.	$268,672	$150,322

Note 5 – Convertible Notes Payable

At September 30, 2016 and December 31, 2015, convertible notes consisted of the following:

	September 30, 2016	December 31, 2015
Unsecured convertible notes payable	$921,103	$942,144
Debt discount	-	(14,152)
Notes payable, net of discount	$921,103	$927,992

From 2009 to 2015, the Company issued Convertible Promissory Notes (“Notes”) to various accredited investors. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from February 2010 to September 2016. The Company is currently in default of payment for Notes in the aggregate principal amount of $888,103.

At September 30, 2016, the notes are convertible into shares of common stock of the Company at the option of the holder at price per share discounts ranging from 10% to 75% of the Company’s common stock trading market price during a certain time period (usually 10-20 days) as defined in the notes. In addition, the conversion prices are subject to adjustment in certain events, such as in conjunction with any sale, conveyance or disposition of all or substantially all of the Company’s assets or consummation of a transaction or series of related transactions in which the Company is not the surviving entity.

As of December 31, 2015, the principal balance of the Notes was $942,144. During the nine months ended September 30, 2016, the Company did not issue any new unsecured convertible notes and note holders converted $21,041 of principal and $92 of accrued interest into 239,249,912 shares of the Company’s common stock. At September 30, 2016, the principal balance of the Notes was $921,103.

As of December 31, 2015, the debt discount related to issuance of the Notes was $14,152. During the nine months ended September 30, 2016, the Company recorded discount amortization of $14,152 and at September 30, 2016, debt discount was zero.

The Company considered the current FASB guidance on derivative accounting. As the ultimate determination of shares to be issued upon conversion of these notes could exceed the current number of available authorized shares, the conversion feature of these notes is recorded as a derivative liability (See Note 7).

Management and legal counsel have reviewed previous agreements and believe, pursuant to the Stock Purchase and Share Exchange Agreement effective as of January 31, 2009 (the “2009 Agreement”) entered into by the Company (then known as Image Worldwide, Inc., a Colorado corporation), Image Worldwide Marketing, Inc., a Delaware corporation and subsidiary of the Company (“Image Worldwide Marketing Delaware”), and St. Louis Packaging, Inc., an Illinois corporation, that Image Worldwide Delaware should have assumed all liabilities of the Company as of or prior to the 2009 Agreement. Management believes this amounts to $308,333 of debt (including $265,000 of convertible debt), plus its related interest and derivatives. The Company is currently reviewing and weighing its options and will proceed accordingly. At September 30, 2016 and December 31, 2015, this debt is included on the accompanying consolidated financial statements.

Note 6 – Liabilities Payable in Shares

At September 30, 2016 and December 31, 2015, the Company has recorded $114,500 of liabilities payable in shares of its Common Stock for services received from three unrelated parties in 2012 and 2014. Of the total, $60,000 is payable in shares at a price at 70% of the average of the lowest three closing bid prices, as defined, $15,000 is payable in shares using the average of the last five trading days from date of service, as defined, and $39,500 is payable at the current price of the Company shares, as defined. At September 30, 2016, the balance of $114,500 is convertible into 10,948,283,522 shares of Common Stock.

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

At December 31, 2015, the balance of the derivative liabilities was $3,037,500. During the nine months ended September 30, 2016, convertible notes and accrued interest totaling $21,133 were converted into shares of common stock and the Company recorded a gain of $18,640 related to the extinguishment of the corresponding derivative liability. As of September 30, 2016, the Company re-measured the derivative liabilities and determined the fair value to be $3,079,395, and for the nine months ended September 30, 2016, recorded a loss on the change in fair value of derivatives of $60,534.

The derivative liability was valued at the following dates using a probability weighted Black-Scholes-Merton model with the following assumptions:

	September 30, 2016	December 31, 2015
Conversion feature:
Risk-free interest rate	0.59%	0.03%
Expected volatility	250%	290%
Expected life (in years)	1 year	1 year
Expected dividend yield	-	-

Fair Value:
Conversion feature	$3,079,395	$3,037,500

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the conversion feature of the notes was based on the remaining terms of the financial instruments, or if the financial instruments are in default, a period of one year. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

Note 8 – Common Stock

For the nine months ended September 30, 2016, 239,249,912 shares of common stock were issued to holders of various convertible notes that converted $21,133 of principal and accrued interest.

Note 9 – Noncontrolling Interests

On May 25, 2016, the Company and Kinetos, S.A., a Costa Rican corporation and unrelated third party, formed Kinver Technologies, Inc. (“Kinver”), a Florida corporation. Upon formation, the Company acquired 51% of the outstanding capital stock of Kinver, and Kinetos acquired 49% of the outstanding capital stock of Kinver. As of September 30, 2016, Kinver has minimal operations. The primary operations of Kinver are planned to be the sale and commercialization of the Hound Software product developed by Kinetos.

The following table is a summary of the noncontrolling interest for the nine months ended September 30, 2016:

Noncontrolling interest
Balance, January 1, 2016	-
Capital contribution by noncontrolling interest	-
Net income (loss) allocated to noncontrolling interest	$(17,954)
Balance, September 30, 2016 (Unaudited)	$(17,954)

Note 10 – Related Party Transactions

Since April 2010 through September 2016, management and board members have advanced funds to the Company for operating capital, paid certain expenses on behalf of the Company, and deferred salaries and consulting fees. As of September 30, 2016 and December 31, 2015, accounts payable and accrued liabilities due to board members and companies owned by board members totaled $466,547 and $436,123, respectively. These amounts are unsecured, non-interest bearing, and due on demand.

For the nine months ending September 30, 2016 and 2015, the Company incurred consulting expenses to a company that is owned by a board member, of $22,500 and $22,500 respectively.

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

During the nine months ended September 30, 2016 and 2015, the Company did not issue any shares of common stock to Tarpon in connection with the agreement. At September 30, 2016 and December 31, 2015, the balance due of $354,525 is included in accounts payable and accrued liabilities on the accompanying balance sheets. A portion of the fees that Tarpon has received in 2014, has not been fully documented by Tarpon to the Company as requested, and therefore are in dispute and are pending. For purposes of presentation in the accompanying financial statements, we have recorded these fees as fees paid to Tarpon.

As part of the agreement with Tarpon, the Company issued to Tarpon two convertible notes aggregating $50,000, which were due in May 2014 and September 2014. At September 30, 2016 and December 31, 2015, the notes total $41,680 and are included in the balance of convertible notes payable, net of discount on the accompanying balance sheets. The notes are currently in default. At September 30, 2016, the amounts outstanding on the notes plus accrued interest was $51,302, and are convertible into 10,260,308,000 shares of the Company’s common stock.

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

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

For the three months ended September 30, 2016 and 2015, the Company reported a net loss of $(899,409) and $(169,147) respectively. The change in net loss between the periods ended September 30, 2016 and 2015 is primarily due to an increase in the loss on change in the fair value of derivative liabilities. For the three months ended September 30, 2016 the Company reported derivative loss of $(786,820) compared to a derivate loss of $(29,559) for the three months ended September 30, 2015. In addition, the Company also reported its first sales of $9,066 for the three months ended September 30, 2016, as compared to zero sales for the three months ended September 30, 2015.

Operating expenses increased by approximately one percent during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase in operating expenses is primarily attributed to a decrease in professional fees of $8,600 and an increase in general and administrative of $9,639 primarily related to the increase of marketing compared to the three months ended September 30, 2015.

1 Please note that CMP is a separate company and not related to STL Marketing Group, Inc.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

For the nine months ended September 30, 2016 and 2015, the Company reported a net loss of $(430,257) and $(1,327,103), respectively. The change in net loss between the periods ended September 30, 2016 and 2015 is primarily due to a decrease in the loss on change in the fair value of derivative liabilities. For the nine months ended September 30, 2016 the Company reported derivative loss of $(60,534) compared to a derivate loss of $(870,433) for the nine months ended September 30, 2015. In addition, the Company also reported its first sales of $9,066 for the nine months ended September 30, 2016, as compared to zero sales for the nine months ended September 30, 2015.

Operating expenses decreased by roughly 17% during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The $67,395 decrease in operating expenses is primarily attributed to the following changes in operating expenses: increase in professional fees of $5,243 and decrease in general and administrative of $72,638 primarily related to the write off of $84,000 of deferred offering costs in 2015 and an increase in marketing and dues in 2016.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, the Company recorded a net loss of $430,257 and used cash in operations of $117,881, and at September 30, 2016, the Company had a stockholders’ deficit of $6,438,513 and a working deficit of $6,457,602. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2016, the Company had cash on hand in the amount of $1,262. Management estimates that the current funds on hand will not be sufficient to continue operations. We expect to be able to secure capital advances from our officers or principal shareholders in order to pay our operating expenses over the next 12 months. In addition, management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015, was $(117,881) and $(132,836), respectively. The Net Loss for the nine months ended September 30, 2016 and 2015 was $(430,257) and $(1,327,103), respectively.

Net cash provided by all financing activities for the nine months ended September 30, 2016 was $118,350, as compared to $137,695 for the nine months ended September 30, 2015. During the nine month period ended September 30, 2016, the Company had an increase of related party notes payable of $118,350.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2016, 239,249,912 shares of common stock were issued to holders of various convertible notes that converted $21,133 of principal and accrued interest.

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

The Company's officers and shareholders have made various promissory notes to the Company to fund operations. The notes are unsecured, and bear interest at 6% per annum. The principal balance of $226,841 and interest of $16,283 are past due and in default.

From 2009 to 2015, the Company issued Convertible Promissory Notes (“Notes”) to various accredited investors. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from February 2010 to September 2016. The Company is currently in default of payment for Notes in the aggregate principal amount of $921,103 and interest of $394,096.

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

STL MARKETING GROUP, INC.

Date: November 14, 2016	By:	/s/ Jose P. Quiros
	Name:	Jose P. Quiros
	Title:	(Principal Executive Officer)
Chief Executive Officer

	By:	/s/ Jaime Kniep
Date: November 14, 2016	Name:	Jaime Kniep
	Title:	(Principal Financial Officer)
(Principal Accounting Officer)
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose P. Quiros	Chief Executive Officer, Chairman	November 14, 2016
Jose P. Quiros	(Principal Executive Officer)

/s/ Jaime Kniep	Chief Financial Officer, Director	November 14, 2016
Jaime Kniep	(Principal Financial Officer) (Principal Accounting Officer)

